Form 10QSB
period 2001-09-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2001-12-07
CIK 1156390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        September 30, 2001
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number 333-67484

                     International Broadcasting Corporation
                 (Name of Small Business Issuer in Its Charter)

         Neveda                                              91-2101440
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

              1125 East Clark Avenue, Suite A Santa Maria, CA 93455
               (Address of Principal Executive Offices)(Zip Code)

                                 (805) 938-5573
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,849,900 shares of Common Stock as of September 30, 2001.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (unaudited) - September 30, 2001 ....................  1

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2001 ...................................  2

         Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 2001 ..............................  3

         Notes to Financial Statements .....................................  4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ......................................................... 5-6

PART II. OTHER INFORMATION

PART I.  FINANCIAL STATEMENTS

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               September 30, 2001
                                   (Unaudited)

                                     ASSETS




Current assets:
     Cash ....................................................  $        36,808
     Marketable securities ...................................           11,000
                                                                ----------------

         Total current assets ................................           47,808

     Property and equipment, net .............................          132,516
                                                                ----------------

                                                                $       180,324
                                                                ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...................  $        11,568
                                                                ----------------

         Total current liabilities ...........................           11,568
                                                                ----------------

Stockholders' equity:
     Common stock, $.0001 par value; 200,000,000 authorized,
         70,849,900 issued and outstanding ...................            7,085
     Preferred stock, $.0001 par value; 10,000,000 authorized,
         0 issued and outstanding ............................                -
     Additional paid-in capital ..............................          289,709
     Accumulated deficit .....................................         (127,038)
                                                                ----------------

         Total stockholders' equity ..........................          169,756
                                                                ----------------

                                                                $       180,324
                                                                ================

See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                           Nine Months        Three Months      October 13, 2000
                                             Ended               Ended         (Inception) through
                                       September 30, 2001  September 30, 2001  September 30, 2001
                                       ------------------  ------------------  ------------------
                                           (Unaudited)         (Unaudited)        (Unaudited)



General and administrative ..........  $         112,314   $          72,871    $        112,314

Depreciation ........................             14,724               7,362              14,724
                                       ------------------  ------------------   -----------------

NET LOSS ............................  $        (127,038)  $         (80,233)   $       (127,038)
                                       ==================  ==================   =================

NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED ...........  $            0.00   $            0.00    $           0.00
                                       ==================  ==================   =================

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING .................         58,234,040          70,849,000          70,849,900
                                       ==================  ==================   =================


See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                       Nine Months       October 13, 2000
                                                          Ended         (Inception) through
                                                    September 30, 2001  September 30, 2001
                                                    ------------------  -------------------
                                                       (Unaudited)          (Unaudited)

NET LOSS .........................................  $        (127,038)  $         (127,038)
                                                    ------------------  -------------------

Adjustments used to reconcile net loss to net cash
 used in operating activities:
          Depreciation ...........................             14,724               14,724
          Non-Cash  compensation .................             30,000               30,000
          Increase in accounts payable and
           accrued expenses ......................             11,568               11,568
                                                    ------------------  -------------------

     CASH USED IN OPERATING ACTIVITIES ...........            (70,746)             (70,746)
                                                    ------------------  -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities ...........            (11,000)             (11,000)
                                                    ------------------  -------------------

NET CASH USED IN INVESTING ACTIVITIES                         (11,000)             (11,000)
                                                    ------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in subscription receivable ..............              5,000                5,000
     Sale of common stock ........................            113,554              113,554
                                                    ------------------  -------------------

    Net CASH PROVIDED BY FINANCING ACTIVITIES ....            118,554              118,554
                                                    ------------------  -------------------
NET INCREASE IN CASH .............................             36,808               36,808

CASH, beginning of period ........................                  -                    -
                                                    ------------------  -------------------

CASH, end of period ..............................  $          36,608   $           36,808
                                                    ==================  ===================


                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)


1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the nine months ended September 30, 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2000.

2. BUSINESS:

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

B. Property and equipment - Property and equipment are recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses , approximate fair value based on the short-term maturity of these instruments.

D. Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

E. Website Development Costs - In 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issued No. 00-2, Website Development Costs, which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF issued No. 00-2 did not have a significant effect on the Company's financial statements.

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale. Cost approximates fair market value at September 30, 2001.

5. PROPERTY AND EQUIPMEMT

In March 2001, the Company's President contributed certain fixed assets to the Company valued at $147,240 as an additional capital contribution, valued at President's historical cost.

At September 30, 2001, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $       147,240
Less: Accumulated depreciation                                 (14,724)
                                                       ----------------
                                                       $       132,516
                                                       ================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

Plan of operation

The Company is a development-stage company. From inception in October 2000 through September 30, 2001 the Company has not generated any revenues. Activities through this period have been limited to start-up activities that include the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund operations has been generated from gross proceeds of approximately $183,000 received by us from the private placement of our securities. During the balance of fiscal 2001 the plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site. The Company anticipates that we will begin to generate revenues from the sale of advertising and subscriptions for our premium services during fiscal 2002.

General and administrative expense for the nine months ended September 30, 2001 included approximately $65,000 of wages, approximately $15,000 for contract labor related to the Company's web site, approximately $7,000 of professional fees related to the Company's registration statement filed with the SEC which was declared effective in October 2001 and the balance was for general office overhead. For the balance of fiscal 2001 the Company anticipates that its general and administrative expenses will remain constant.

In addition, as the Company continues the implementation of its business plan, during the next 12 months we anticipate that we will hire approximately two additional employees. We are unable to predict at this time the exact amount of additional working capital we will require to fund the continued implementation of our business plan, however, in order to provide any additional working capital which we may require, we will be required to raise additional capital through the sale of equity or debt securities. As described below, we currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations. As a result of this material uncertainty, persons who cannot afford a complete loss of their investment should not purchase our securities.

Liquidity and capital resources

Working capital at September 30, 2001 was $36,240. Net cash used in operations for the nine months ended September 30, 2001 was $70,746 . Included in the net cash used in operations for the nine months ended is $30,000 of non-cash compensation representing the fair value to us of the services rendered by our president and CEO who did not receive any cash compensation for the period from January 1, 2001 until June 2001. Net cash used in investing activities was $11,000 for the nine months ended September 30, 2001. Cash flow provided by financing activities was $118,554 for the nine months ended September 30, 2001. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001, we raised an additional $158,499 from the private placement of units consisting of shares of our common stock and common stock purchase warrants. During the next 12 months we anticipate that we will make certain capital expenditures for video and audio equipment totaling approximately $ 25,000 related to the expansion of our operations. Other than our working capital, we do not presently have any outside sources of capital. Our working capital is not sufficient to fund the continued implementation of our business plan, including the hiring of the additional employees and the purchase of the additional equipment. As described above, we intend to seek additional capital in the private and/or public equity markets to provide sufficient working capital to fund the continued implementation of our plan of operation. This additional capital may be provided by the exercise of our outstanding common stock warrants, or through the sale of equity or debt securities, or through the issuance of debt instruments. We have no commitments from any of our warrant holders to exercise the presently outstanding warrants and, accordingly, cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we may be required to cease operations.


                                     PART II

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities and Use of Proceeds.
         None.

Item 3.  Defaults in Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K .
         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        International Broadcasting Corporation

                                        /s/ Daryn P. Fleming
                                        Chief Executive Officer,
December 7, 2001                        President and Director