Form 10KSB
period 2001-12-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2002-04-01
CIK 1156390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 333-67484

                     INTERNATIONAL BROADCASTING CORPORATION.

                 (Name of Small Business Issuer in Its Charter)



           Nevada                                 91-2101440
           -------                                ----------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


                   1210 Foxenwood Drive, Santa Maria, CA 93455
               (Address of Principal Executive Offices)(Zip Code)

                                  (805)938-5573
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Securities
                              Exchange Act of 1934:



Title of Each Class           Name of Each Exchange on Which Registered
-------------------           -----------------------------------------
         None                                  None


           Securities registered under Section 12(g) of the Securities
                              Exchange Act of 1934:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2001 $4,500

State the aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2002 computed by reference to the closing bid price of International Broadcasting, Corporation. on that date:
$0.00

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the Common Stock), as of March 26, 2002 was 76,149,900.

Transitional Small Business Disclosure Format (check one): Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB into which the document is incorporated:
(1) Any Annual Report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to rule 424(b) of the Securities Act of 1933(Securities Act:). Not Applicable

                     International Broadcasting Corporation
                         2001 Form 10-KSB Annual Report


                                Table of Contents

                                                                    Page
              Part I

Item 1    Description of Business                                     2
Item 2    Description of Property                                     5
Item 3    Legal Proceedings                                           5
Item 4    Submission of Matters to a
           Vote of Security Holders                                   5

              Part II

Item 5    Market for Common Equity and
           Related Stockholder Matters                                5
Item 6    Management's Discussion and
           Analysis or Plan of Operation                              6
Item 7    Financial Statements                                        7
Item 8    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure                                   7

              Part III

Item 9    Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance With Section 16(a)
           of the Exchange Act                                        8
Item 10   Executive Compensation                                      9
Item 11   Security Ownership of Certain
           Beneficial Owners and Management                          10
Item 12   Certain Relationships and Related
           Transactions                                              12
Item 13   Exhibits and Reports on Form 8-K                           12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We are a web-based provider of timely financial news, market commentary and information. Our website is a highly specialized Internet news service that delivers business and financial news and information focusing exclusively on public companies that are quoted on the OTC Bulletin Board (OTCBB). Our goal is to earn a reputation as an authoritative and unbiased news source on the OTCBB, free from any spin, slant or editorial angle. Our website is designed to become a viable destination that generates traffic and revenue through subscriptions and advertising fees.

We believe the Internet has established itself as a convenient means for investors to manage their portfolios, research investments and trade securities. As a result of the Internet, many individuals have been taking greater control of their investments by directly researching information on investments as the Internet can provide investors with easy access to information that was once generally available only to investment professionals.

The Internet, however, also brings with it certain disadvantages as a result of the general anonymity of the web. Often news and information sources offer little disclosure about their background, or any conflicts of interest, potentially rendering their information untrustworthy. Other financial sites offer stock quotes, charts and other investment tools, but provide limited financial commentary and analysis, with a particular dearth of information on OTCBB-quoted companies. We believe that the Internet presents a significant opportunity to provide financial news and commentary on OTCBB-quoted companies, combining the depth of coverage of traditional media with immediacy and interactivity.

The OTC Bulletin Board

The OTCBB is an electronic quotation service generally utilized by smaller public companies who do not yet meet the listing standards of The Nasdaq Stock Market. There are, however, significant differences between The Nasdaq Stock Market and the OTCBB. The OTCBB is a quotation medium for subscribing members, not an issuer listing service like Nasdaq. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a highly sophisticated, closed computer network, which is accessed through Nasdaq. The OTCBB is unlike The Nasdaq Stock Market in that it does not impose listing standards, automated trade executions, maintain relationships with quoted issuers nor does it have the same obligations for market makers.

Our services

We provide news and information sourced from a wide array of news sources including television, news wires and the Internet, combined with original editorial commentary. We do not have content supply agreements with these third party sources; rather the content is free, publicly available information which we aggregate in our web site. As we continue to expand the content on our web site, we may enter into agreements with third party content providers upon customary terms and conditions. As of the date hereof, however, we have not entered into negotiations with any third party content providers. We launched our web site in December 2000. Since launching our site, we have developed an opt-in subscriber email list of approximately 7,100 unique names.

The home page of our web site organizes the content in an easy to view format, and visitors to the site can access an array of information including:

- A prominently placed table showing the five most active OTCBB stocks from the trading day, including the symbol, daily volume and percentage of change in the volume from the prior trading day.

- A streaming ticker providing information on several commonly followed exchanges and indexes, including the NYSE Composite, Dow Jones Industrial Average, Dow Jones Transportation Stock Index, Nasdaq, S& P 500, S&P 100, Russell 2000, TSE (Toronto Stock Exchange) 300, TSE (Toronto Stock Exchange) 100, CDNX Composite, Value Line and the PSE Tech NDX.

- A delayed quote look-up service,

- News headlines for companies quoted on the OTCBB, including our daily Market Summary Reports, Stock Split Report and After Market Report. Our Market Summary Reports trading at mid-morning for the OTCBB and provides a brief overview of the day's trading.

- Original editorial commentary about timely issues affecting the OTCBB and companies quoted on it. The commentary has included such wide range topics from interviews with CEOs at OTCBB-quoted companies, to articles explaining the meaning of an E modifier on a ticker symbol to commentary on some of the abuses which can occur on the OTCBB.

Presently, our content is either aggregated from third party sources such as news wires or is researched and written by our management in conjunction with outside reporters.

As we continue to mature our business, over the next year it is our goal to feature more original content on our web site. We will also seek to expand our site to provide premier services to a base of subscribers. While we are in the preliminary stages of developing this program, we anticipate that these services will include stock alerts and news and updates tailored to the subscriber's preference.

We recently expanded our web site to include a Corporate Reporter advertising section. This section includes brief summaries of companies, including a business description and summary financial data, provided to us by the advertising company from information contained in its current public filings. The information contained in the Corporate Reporter section will be clearly marked as advertising.

We also supply our content to other web sites. Presently, our web site can be linked to approximately eight web sites, and we provide this access without charge as we continue to implement our business plan.

During fiscal 2002 we may seek to expand our operations to include the Pink Sheets News Network, a service which will be identical to OTCBB News Network but focus on companies listed on the Pink Sheets, LLC Electronic Pink Sheets, an Internet-based, real-time quotation service for OTC equities and bonds for market makers and brokers, and the CDNX News Network, which will focus on Canadian stocks listed on the Canadian Venture Exchange (CDNX), Canada's public venture capital marketplace exchange.

We deliver our service through our web site at www.otcbbnn.com. The web site is hosted for us by a third party provider utilizing two web servers to provide redundancy against hardware failures. We have not experienced any system failures since the launch of our web site.

Our business model

Since the launch of our web site, we have been providing free access to our site in an effort to build brand awareness, increase traffic and create a ready source of potential paid subscribers. Our long-term plan is to generate revenues primarily from the sale of subscriptions for premium services on our web site, coupled with revenues from the sale of advertising space on our web site. We will also seek to supplement those revenues with content source revenues generated from providing our content to other web sites, and retail revenues from the sale of books and software.

As of January 1, 2001 we launched our Initial Premium Service. To date we have approximately 300 paid subscribers.

We are in the preliminary stages of developing our advertisers plan. We believe that our target viewer demographic should enable us to build an expanding advertising business. We expect that as we increase our traffic and expand our offering of news and commentary, we should create opportunities both for increased financial news- related advertising as well as luxury-goods advertising.

Our web site until December 2001 carried banner advertising from third party affiliate programs for which we receive a commission. Our participation in these affiliate programs did not generate any revenues, so we discontinued it. We elected to initially utilize this type of advertising to assist us in the development of our advertising plan. We expect to complete development of our advertising plan and begin generating advertising revenues during fiscal 2002. At the end of 2001 we did manage to secure some small advertising revenues. We believe in fiscal 2002 we should be able to secure additional advertising revenues.

We intend to market our web sites through content-sharing arrangements as well as through print and online advertisements. We intend to target print advertising campaigns in an effort to increase awareness among advertisers about our services. As we finalize our advertising plan, we will seek to employ in-house sales personnel to sell online advertising. We may also use independent sales agents.

Intellectual property

We conduct our business under the trade name OTCBB News Network although we have not yet applied for a registered trademark. We presently intend to apply for a registered trademark of the name OTCBB News Network and OTCBBNN prior to the conclusion of fiscal 2001. There can be no assurance, however, that we will be granted either mark.

We have obtained the right to the Internet addresses www.otcbbnn.com and www.pinksheetsnn.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, and confidentiality agreements, although we do not have confidentiality agreements signed in every instance.

Competition

We compete with a wide range of Internet financial news companies and news and information sites, including Investor's Business Daily, Barron's, Bloomberg, Dow Jones Newswire, PRNewswire, Reuters, TheStreet.com, Raging Bull.com, Yahoo! Finance, Microsoft Investor, Motley Fool, and CBS MarketWatch.com. We also compete with other web sites offering news and information on OTCBB-quoted stocks. The vast majority of our competitors have more established brands, a longer operating history and greater financial resources than we do. We believe our market segment focus and the nature of our web site content may provide us with a limited ability to compete. The barriers to entry into our target market segment are limited and we expect increasing competition to develop. These new competitors could be better capitalized than we are, which could give them a significant advantage. There is the possibility that the competitors could capture significant market share of our intended market. We will also compete with a wide spectrum of other information media. Nearly all publications seek to sell advertising space and much of this effort is directly or indirectly competitive with our online content.

Employees

As of December 31, 2001, we had three employees, and 2 part-time employees, one who is a salesperson and one who is a journalist, both are independent contractors. We have no collective bargaining agreements with any unions and we believe that our overall relations with our employees are excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

We leased approximately 1,200 square feet of commercial space at a monthly fee of $1,380 under a lease expiring an March 2002. In January 2002 we cancelled this lease. We are now utilizing office space provided by our vice-president at a cost of $500 per month. In March 2002, the Company entered into a month-to-month lease for approximately 560 square feet of office space with a monthly rent of $235. The Company believes this space should be adequate for the forseable future.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

 There is no market for our common stock. A market maker has filed an application to quote our common stock on the OTC Bulletin Board. This application is presently pending. We do not know when or if the application will be approved. Even if our common stock is approved for quotation on the OTC Bulletin Board, we do not know if a liquid market will ever develop for our common stock. There are approximately 39 record holders of our common stock.

Dividend Policy

No dividends have been paid on the shares of our common stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this annual report.

Plan of operation

We are a development-stage company. Since inception in October 2000 through December 31, 2001 we have generated limited revenues. Our activities through that date have been limited to start-up activities that included the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $183,000 received by us from the private placement of our securities. During fiscal 2002 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site. We have begun to generate revenues from the sale of subscriptions for our premium services during the first quarter of fiscal 2002.

In addition, as we continue the implementation of our business plan, during the next 12 months we anticipate that we will hire approximately two additional employees. We are unable to predict at this time the exact amount of additional working capital we will require to fund the continued implementation of our business plan, however, in order to provide any additional working capital which we may require, we will be required to raise additional capital through the sale of equity or debt securities. As described below, we currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations. As a result of this material uncertainty, persons who cannot afford a complete loss of their investment should not purchase our securities.

Liquidity and capital resources

Our working capital at December 31, 2001 was $(67,367). Net cash used in operations for the year ended December 31 was $(91,961) compared to $0 for the period of October 13, 2000 (inception) through December 31, 2000. Included in the net cash used in operations is $30,000 of imputed compensation representing the fair value to us of the services rendered by our president and CEO who did not receive any cash compensation for the period of January 1, 2001 until June 2001. Accounts payable increased to $72,298 which includes $40,286 of accrued salary and payroll taxes and $32,012 of accounts payable. Net cash used in investing activities was $11,000 for the year ended December 31, 2001 as compared to $0 for the period of October 13, 2000 (inception) through December 31, 2000. Cash flow provided by financing activities was $103,392 for the year ended December 31, 2001 compared to $0 for the period of October 13, 2000 (inception) through December 31, 2000. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001, we raised an additional $158,499 from the private placement of units consisting of shares of our common stock and common stock purchase warrants.

In January and February 2002 we raised an additional $53,000 from the sale of 5,300,000 shares of common stock.

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

The report of our independent auditors on our financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of ($213,845). We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, it will be unable to continue to implement our business plan and may be required to cease operations.

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements for the financial statements included in Form
 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the board of directors and their terms of office are at the discretion of the board.


NAME                                AGE        POSITION
----                                ---        --------

Daryn P. Fleming                    37         President, CEO and director

Darrell W. Nether                   44         Vice-President, COO and director

Sandra S. Nether                    49         Secretary, treasurer and director


         Daryn P. Fleming. Mr. Fleming has served as our president, CEO and a member of our Board of Directors since founding the company in October 2000. Since 1996, Mr. Fleming has served as President of Diversified Marketing Concepts, LLC. Diversified Marketing Concepts, LLC, which has been inactive since May 2000, began its operations as a web site design company and evolved into a public relations company. Mr. Fleming graduated from Regent University, Virginia Beach, Virginia with a Master of Arts in Communication and Broadcasting/Journalism and received a Bachelors of Arts from Adams State College, Alamosa, Colorado.

         Darrell W. Nether. Mr. Nether has served as our vice president, COO and a member of our Board of Directors since October 2000. Since March 2000, Mr. Nether has been a consultant for Diversified Marketing Concepts, LLC. From 1975 until joining International Broadcasting, Mr. Nether was employed in the aviation industry. Beginning with the U.S. Navy specializing in Aviation Structures and with Tracor Aviation/Lucas Aviation for 14 years becoming a supervisor in 1985 overseeing a segment of the Boeing 707 Hush Kit program. Mr. Nether worked for Santa Barbara Aerospace from June 1996 to March 1999 with responsibilities for overall plant operations including the indirect supervision of over eighty aviation maintenance personnel and as a sheet metal foreman for Garrett Aviation Santa Barbara from March 1999 to March 2000.

         Sandra S. Nether. Ms. Nether has been our secretary, treasurer and a member of our Board of Directors since October 2000. From December 1998 to
February 2000, Ms. Nether was an administrative secretary for the Clark County Education Association Welfare Benefit Trust, a Las Vegas, Nevada company which provided teacher's benefit packages, and from April 1996 to April 1998, she was an executive secretary for Visiting Nurse Service, Inc., a traveling nurse business. Ms. Nether graduated Sawyer Business College, Ventura, CA. in 1980 as a legal secretary. Her initial employment was in the legal field, but she has worked in many diverse areas and locales in real estate development, construction and most recently, health services.

Mr. Nether and Ms. Nether are brother and sister.

Employment agreements

We are not a party to any employment agreements.

Director compensation

Members of our board of directors do not receive compensation for serving in such positions.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period of October 13, 2000 (inception) to December 31, 2000 and fiscal 2001 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000:



                                 Fiscal
                                 Year                                  Other Annual     LTIP            All Other
Name and Principal Position      Compensation    Salary       Bonus    Compensation     Options/ (#)     Payouts
-----------------------------------------------------------------------------------------------------------------
Daryn P. Fleming                  2001(1)         $70,725         0          0             0      0        0
                                  2000(2)               0         0          0             0      0        0



(1) Includes $24,110 of accrued salary. Beginning in June 2001 Mr. Fleming began receiving a salary based upon $72,000 annual compensation. For the period of January 1, 2001 through May 31, 2001 we imputed compensation of $30,000 which represented the fair value of his services to us.

(2) For the period of October 13, 2000 (inception) through December 31, 2000, our activities were limited to organization and start-up activities and Mr. Fleming did not receive a salary.

                        Option Grants in Last Fiscal Year

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the period of October 13, 2000 (inception) through December 31, 2001 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000 during this period.

                                         Percent of
                       Number of       Total Options/
                     Securities SARs     Granted
                     Underlying        To Employees    Exercise Or
                     Options/SARs       In Fiscal      Base Price     Expiration
      Name           Granted (#)          Year         ($/Sh)            Date
      --------------------------------------------------------------------------

Daryn P. Fleming,
President, CEO
and director               -                -             -               -



                          Option Exercises and Holdings

The following table contains information with respect to the exercise of options to purchase shares of common stock during the year ended December 31, 2001 to
(i) our President and CEO and (ii) each of our executive officers who earned more than $100,000 during this period.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                 Number of
                                                Securities           Value of
                                                Underlying          Unexercised
                       Shares                  Unexercised         In-The-Money
                      Acquired                 Options/SARs        Options/SARs
                         On        Value       At FY-End (#)       At FY-End ($)
                      Exercise     Realized    Exercisable/        Exercisable/
      Name              (#)         ($)        Unexercisable       Unexercisable
--------------------------------------------------------------------------------
Daryn P. Fleming,
President, CEO
and Director            -            -                -                  -

              Long-Term Incentive Plans Awards in Last Fiscal Year


                                     Number          Performance            Estimated Future Payouts Under
                                    of Shares         or Other                Non-Stock Price-Based Plans
                                    Units or        Period Until          -----------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      -------------------------------------------------------------------------------------------------------
Daryn P. Fleming,
President, CEO
and Director                            -                 -                      -          -       -


2001 Stock Option Plan

On August 8, 2001, the board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2001 stock option plan. We have reserved 5,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2001 stock option plan. The 2001 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 2001 stock option plan is currently administered by our board of directors.

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of the date of this prospectus, we have not granted any options under the 2001 stock option plan.

Limitation on liability and indemnification matters

As authorized by the Nevada General Corporation Law, our articles of incorporation provide that none of our directors shall be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except liability for:

o any breach of the director's duty of loyalty to our company or its shareholders;
o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; o unlawful payments of dividends or unlawful stock redemptions or repurchases; and o any transaction from which the director derived an improper personal benefit.

This provision limits our rights and the rights of our shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

Our articles of incorporation further provide for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Nevada law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At February 28, 2002, there were an aggregate of 76,149,900 shares of common stock issued and outstanding. The following table sets forth, as of February 28, 2002, information known to us relating to the beneficial ownership of shares of common stock by:

- each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

- each director;

- each executive officer; and

- all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 1210 Foxenwood Drive, Santa Maria, CA 93455.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this prospectus upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.



Name and Address of           Amount and Nature of          Percentage
   Beneficial Owner           Beneficial Ownership           of Class
-------------------           --------------------         ------------
Daryn P. Fleming                       40,000,000                52.5%
Darrell W. Nether                       2,500,000                 3.3%
Sandra S. Nether                        7,500,000                 9.8%
Tyler Fleming (1)                       5,000,000                 6.6%
All officers and directors
 as a group (three persons)            50,000,000                65.7%



 (1) Mr. Fleming's address is 7065 W. Ann Road, Suite 130, Las Vegas, NV 89130. Mr. Tyler Fleming is Mr. Daryn P. Fleming's brother.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

International Broadcasting was formed in October 2000 by Daryn Fleming, our president and CEO. In March 2001 Mr. Fleming contributed certain fixed assets to us valued at approximately $147,000 as an additional capital contribution. Mr. Fleming had recently acquired the assets and we valued same at his historical cost.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

Exhibit No.      Description of Document

   3.1   Articles of Incorporation of International Broadcasting Corporation (1)
   3.2   By-laws of International Broadcasting Corporation (1)
   4.1   Form of common stock certificate (1)
   4.2   Form of warrant (1)
   4.3   International Broadcasting Corporation 2001 Stock Option Plan (1)

(1) Incorporated by reference to the registration statement on Form SB-2, file number 333-67484, as amended, as declared effective by the Securities and Exchange Commission on October 30, 2001.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL BROADCASTING CORPORATION

Date: April 1, 2002                        By: /s/ Daryn P. Fleming
                                               ----------------------
                                                   Daryn P. Fleming, President

                        INTERNATIONAL BROADCASTING CORPORATION
                        (A DEVELOPMENT STATE ENTERPRISE)

                              FINANCIAL STATEMENTS


                                      INDEX


                                                               Page Number

INDEPENDENT AUDITORS' REPORT                                        F-2

       Balance Sheet                                                F-3

       Statements of Operations                                     F-4

       Statements of Stockholders' Equity                           F-5

       Statements of Cash Flows                                     F-6

       Notes to Financial Statements                             F-7 to F-11

                           INDEPENDENT AUDITORS REPORT

Board of Directors and Stockholders
International Broadcasting Corp.

         We have audited the accompanying balance sheet of International Broadcasting Corporation as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the period then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of International Broadcasting Corporation as of December 31, 2001 the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception of $213,845 and has negative working capital of $67,367. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/Feldman Sherb & Co, P.C.
                                                       Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
March 29, 2002

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)
                                December 31, 2001

                                  BALANCE SHEET


                                     ASSETS




Current assets:

    Cash                                                       $         431
    Accounts receivable                                                4,500
                                                                ------------
        Total current assets                                           4,931

    Property and equipment                                           125,154

    Investments                                                       21,500
                                                                ------------
                                                               $     151,585
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                      $       72,298
                                                                -------------
        Total current liabilities                                      72,298

Stockholders' equity:
    Common stock, $.0001 par value; 200,000,000 authorized,
        70,849,900 issued and outstanding                               7,085
    Preferred stock, $.0001 par value; 10,000,000 authorized
    0 issued and outstanding                                                -
    Additional paid-in capital                                        273,547
    Comprehensive income                                               12,500
    Accumulated deficit                                              (213,845)
                                                                --------------
        Total stockholders' equity                                     79,287
                                                                --------------
                                                               $      151,585
                                                                ==============





                        See notes to financial statements
                                       F-3

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                         October 13, 2000           October 13, 2000
                                                      Year ended        (inception) through        (inception) through
                                                   December 31, 2001      December 31, 2000         December 31, 2001
                                                 --------------------    --------------------      -------------------

Advertising revenues                             $         4,500       $           -                $         4,500
                                                 ------------------      ----------------             --------------
General and administrative                       $       194,259                   -                $       194,259
Loss on securities                                         2,000                   -                          2,000
Depreciation                                              22,086                   -                         22,086
                                                 ------------------      ----------------              -------------
                                                         218,345                   -                        218,345
                                                 ------------------      ----------------              -------------

NET LOSS                                         $      (213,845)      $           -                $      (213,845)
                                                 ==================      ================              =============
NET LOSS PER WEIGHTED AVERAGE
      SHARES OUTSTANDING / BASIC AND DILUTED     $          0.00       $         0.00               $          0.00
                                                 ==================      ================              =============
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                     54,649,118            50,000,000                   54,649,118
                                                 ==================      ================              =============



                        See notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             October 13, 2000 (Inception) Through December 31, 2001




                                            Common Stock
                                      -----------------------   Additional
                                       Number of                  Paid in     Subscription  Comprehensive Accumulated
                                        Shares       Amount       Capital     Receivable      Income       Defecit         Total
                                      ------------  ---------  ------------  -------------  ------------- -----------   ------------
Balance October 31, 2000 (inception)           -    $     -    $        -     $      -      $       -     $       -     $        -

        Issuance of common stock      50,000,000      5,000             -       (5,000)             -             -              -
                                      ------------  ---------  --  --------  -------------  -------------  ----------   ------------

Balance December 31, 2000             50,000,000      5,000             -       (5,000)             -             -              -

        Payment of subscription
          receivable                           -          -             -        5,000              -             -          5,000

        Capital contribution of
          property and equipment               -          -       147,240            -              -             -        147,240

        Sale of common stock           5,000,000        500        24,500            -              -             -         25,000
        Private placement             15,849,900      1,585        71,807            -              -             -         73,392
        Imputed compensation                   -          -        30,000            -              -             -         30,000

        Unrealized gain on
          marketable securities                -          -             -            -         12,500             -         12,500

        Net loss from operations               -          -             -            -              -      (213,845)      (213,845)
                                      ------------  ---------  ------------  -------------   ------------ -----------   ------------
Balance December 31, 2001             70,849,900    $ 7,085    $ 273,547      $      -        $12,500     $(213,845)    $   79,287
                                      ============  =========  ============  =============   ============ ===========   ============



                        See notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                              For the                  October 13, 2000           October 13, 2000
                                                             Year Ended               (inception) through       (inception) through
                                                         December 31, 2001             December 31, 2000          December 31, 2001
                                                         -----------------           --------------------       --------------------

NET LOSS                                               $      (213,845)            $              -               $  (213,845)
                                                          -------------               -------------------          ------------
Adjustments used to reconcile net loss to net cash
      used in operating activities
Depreciation                                                    22,086                            -                    22,086
Imputed compensation                                            30,000                            -                    30,000
Loss on investments                                              2,000                            -                     2,000
Increase in accounts receivable                                 (4,500)                           -                    (4,500)
Increase in accounts payable and accrued expenses               72,298                            -                    72,298
                                                          -------------               -------------------           -----------
NET CASH USED IN OPERATIONS                                    (91,961)                           -                   (91,961)
                                                          -------------               -------------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                  (11,000)                           -                   (11,000)
                                                          -------------               -------------------           -----------
                                                               (11,000)                           -                         -
                                                          -------------               -------------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of subscription receivable                         5,000                            -                     5,000
      Sale of common Stock                                      98,392                            -                    98,392
                                                          -------------               -------------------            -----------
                                                               103,392                            -                   103,392
                                                          -------------               -------------------           -----------
NET INCREASE IN CASH                                               431                            -                       431

CASH, beginning of period                                            -                            -                         -
                                                          -------------               -------------------            ------------
CASH, end of period                                     $          431             $              -               $       431
                                                          =============               ===================            ============
SUPPLENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Cash paid for:

        Interest                                        $            -              $             -               $         -
                                                          ============                ==================              ============
        Taxes                                           $            -              $             -               $         -
                                                          ============                ==================              ============

   Financing Activities:
     Subscription of Common Stock                       $        5,000             $              -               $     5,000
                                                          =============               ===================             ============
     Capital contribution of property and equipment     $      147,240             $              -               $   147,240
                                                          =============               ===================             ============




                        See notes to financial statements
                                       F-6

                  INTERNATIONAL BROADCASTING CORPORATION, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND FROM
             OCTOBER 13, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000


1.       BUSINESS

         International Broadcasting Corporation, Inc. ("the Company") was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

         E. Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002: however certain provisions of that statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

                  In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

                  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. 1 This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.


         F. Revenue Recognition - Advertising revenues are recognized when the services are completed.

         G. Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

         H. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of December 31, 2001 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholders' deficit.

         I. Basis of Presentation - The Company has incurred operating losses since inception of $213,845 and has negative working capital of $67,367. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       PROPERTY AND EQUIPMENT

         In March 2001, the Company's President contributed certain fixed assets to the Company valued at $147,240 as an additional capital contribution, valued at President's historical cost.

         At December 31, 2001, property and equipment consists of the following:


         Furniture, fixtures and equipment      $      30,364
         Automobiles                                  116,876
                                                --------------
                                                      147,240
         Less accumulated depreciation                 22,086
                                                --------------
                                                $     125,154
                                                ==============

4.       STOCKHOLDERS' EQUITY

         The Board of directors is authorized, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series. The directors may fix rights, preferences and privileges of the shares of each series. No shares have been issued as of December 31, 2001.

         The founders of the Company were issued 50,000,000 shares of common stock at par value for a total of $5,000.

         In April 2001, the Company had a private placement offering whereby 5,000,000 shares of common stock were sold for $25,000.

         The Company sold 105.666 units in a private placement for a total of $158,325 (net proceeds of $103,392). Each unit consists of 150 shares of common stock, 20 Series A warrants, 50 Series B warrants and 30 Series C warrants. The Series A warrant included in each Unit entitles the holder to purchase 20 shares of common stock of the Company at a purchase price of $.25 per share. The Series B warrant included in each unit entitles the holder to purchase 50 shares of common stock of the Company at a purchase price of $.37 per share. The Series C warrant included in each unit entitles the holder to purchase 30 shares of common stock of the Company at a purchase price of $.50 per share. The warrants shall expire on April 25, 2006. The Company may call any warrant series or all of the warrants at a call price of $.001 per underlying share should the Company's common stock trade at or above $1.00 per share, based on the reported closing bid price of the common stock, for ten consecutive trading days following 15 days prior written notice of the Company's intention to call the warrants. In the event the warrants or warrant series subject to call have not been exercised by written notice within such 15-day notice period, the warrants will cease to exist.

5.       STOCK OPTION PLAN

         On August 8, 2001, the board of directors and the holders of a majority of the outstanding shares of common stock adopted the 2001 stock option plan. 5,000,000 shares of common stock are reserved for issuance upon exercise of options granted from time to time under the 2001 stock option plan.

         Under the stock option plan the Company may grant incentive stock options to key employees and employee directors, or grant non-qualified options to employees, officers, directors and consultants. The 2001 stock option plan is currently administered by the board of directors.

         Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of the Company's voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of the Company's voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2001 no options have been granted under the 2001 stock option plan.

6.      INCOME TAXES

        The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
        (loss) before provision for income taxes, the reconciliation is as follows:

                                                                Year Ended
                                          Year Ended            October 13,
                                          December 31,            through
                                             2001             December 31, 2000

          Taxes benefit computed
              at statutory rate           $ (75,000)            $         -

          Income tax benefit not
              utilized                       75,000                       -
                                          -----------           -------------
          Net income tax benefit          $       -             $         -
                                          ===========           =============

        The Company has a net operating loss carryforward for tax purposes totaling approximately $210,000 at December 31, 2001 expiring through the year 2021.

        Listed below are the tax effects of the items realted to the Company's net tax asset:

                                               December 31,
                                                  2001

          Tax benefit of net operating
              loss carryforward                $ 75,000

          Valuation allowance                   (75,000)
                                               ---------
          Net deferred tax asset recorded      $      -
                                               =========

7.       SUBSEQUENT EVENT

         In January and February 2002, the Company raised $53,000 from the sale of 5,300,000 shares of common stock and the issuance of warrants.