Form 10QSB
period 2002-03-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2002-05-15
CIK 1156390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

                  For the quarterly period ended March 31, 2002

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


              127 W. Clark Avenue, Suite #201 Santa Maria, CA 93455
               (Address of Principal Executive Offices)(Zip Code)

                                 (805) 938-5573
                (Issuer's Telephone Number, Including Area Code)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,149,900 shares of Common Stock as of May 10, 2002.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (unaudited) - March 31, 2002 ....................  1

         Statements of Operations (unaudited) for the Three Months
         March 31, 2002 and 2001........................................  2

         Statements of Cash Flows (unaudited) for
         Three Months Ended March 31, 2002 and 2001.....................  3

         Notes to Financial Statements .................................  4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..................................................... 5-6

PART II. OTHER INFORMATION..............................................  7

         Signatures.....................................................  8

PART I.  FINANCIAL STATEMENTS

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS



Current assets:
     Cash ....................................................  $        25,062
     Accounts receivable                                                  4,500
     Marketable securities ...................................           14,250
                                                                ----------------
         Total current assets ................................           43,812

Property and equipment, net ..................................          117,042
                                                                ----------------
                                                                $       160,854
                                                                ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...................  $        80,163
                                                                ----------------
         Total current liabilities ...........................           80,163
                                                                ----------------

Stockholders' equity:
     Common stock, $.0001 par value; 200,000,000 authorized,
         76,149,900 issued and outstanding ...................            7,615
     Preferred stock, $.0001 par value; 10,000,000 authorized,
         0 issued and outstanding ............................                -
     Additional paid-in capital ..............................          326,018
     Unrealized gain on marketable securities                             5,250
     Accumulated deficit .....................................         (258,192)
                                                                ----------------
         Total stockholders' equity ..........................           80,691
                                                                ----------------
                                                                $       160,854
                                                                ================


                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS





                                            Three Months Ended March 31,
                                              2002               2001
                                       ------------------  ------------------
                                           (Unaudited)         (Unaudited)

Advertising revenue                     $          4,500    $           -
Subscription revenue                              18,807                -
                                        ----------------    -------------------
Total income                                      23,307                -

General and administrative ..........  $          60,291  $           15,000

Depreciation ........................              7,362                -
                                       ------------------  ------------------
NET LOSS ............................  $         (44,346)            (15,000)
                                       ==================  ==================
NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED ...........  $           (0.00)   $          (0.00)
                                       ==================  ==================
WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING .................         71,706,612          50,000,000
                                       ==================  ==================



                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                         Three Months Ended March 31,
                                                            2002                 2001
                                                    ------------------  -------------------
                                                       (Unaudited)          (Unaudited)

NET LOSS .........................................  $        (44,346)  $           (15,000)
                                                    ------------------  -------------------
Adjustments used to reconcile net loss to net cash
 used in operating activities:
          Depreciation ...........................             7,362                   -
          Imputed compensation                                     -                 15,000
          Increase in accounts payable and
           accrued expenses ......................             7,865                    -
                                                    ------------------  -------------------
     CASH USED IN OPERATING ACTIVITIES ...........           (29,119)                   -
                                                    ------------------  -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of property and equipment ..............               750                   -
                                                    ------------------  -------------------
NET CASH POVIDED BY INVESTING ACTIVITIES                         750                   -
                                                    ------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ........................                  53,000               30,000
                                                    ------------------  -------------------

    Net CASH PROVIDED BY FINANCING ACTIVITIES ....             53,000               30.000
                                                    ------------------  -------------------
NET INCREASE IN CASH .............................             24,631               30,000

CASH, beginning of period ........................                431                   -
                                                    ------------------  -------------------
CASH, end of period ..............................  $          25,062   $           30,000
                                                    ==================  ===================
Supplemental Disclosure of Cash Flow Information:

Capital Contribution of fixed assets                $              -    $          147,240
                                                    =================   ===================



                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION


1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three months ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2001.

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

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale. Cost approximates fair market value at March 31, 2002.

5. PROPERTY AND EQUIPMEMT

In March 2001, the Company's President contributed certain fixed assets to the Company valued at $147,240 as an additional capital contribution, valued at President's historical cost.

At March 31, 2002, property and equipment consisted of the following:



                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $       146,490
Less: Accumulated depreciation                                 (29,448)
                                                       ----------------
                                                       $       117,042
                                                       ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

Plan of operation

We have just start to generated limited revenues. Our activities have been limited to start-up activities that included the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2002 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

Liquidity and capital resources

Our working capital deficit at March 31, 2002 was $36,351. Net cash used in operations for the three months ended March 31, 2002 was $29,119 compared to $0 for the three months ended March 31, 2001. Included in the net cash used in operations is $15,000 of imputed compensation representing the fair value to us of the services rendered by our president and CEO who did not receive any cash compensation for the period of January 1, 2001 to March 31, 2001. Accounts payable increased to $7,865 which includes accrued salary. Net cash provided by investing activities was $750 for the three months ended March 31, 2002 as compared to $0 for the three months ended March 31 2001. Cash flow provided by financing activities was $53,000 for the three months ended March 31, 2002 compared to $30,000 for the three months ended March 31, 2001. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001, we raised an additional $158,499 from the private placement of units consisting of shares of our common stock and common stock purchase warrants. In January we raised an additional $53,000 from the sale of 5,300,000 shares of common stock.

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

The report of the independent auditors on the Company's financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $258,192. The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

                                     PART II

Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities and Use of Proceeds.
        The Company sold 5,300,000 shares of common stock in a private placement. In so much as the investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

Item 3. Defaults in Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K
        None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         International Broadcasting Corporation


                                        /s/ Daryn P. Fleming
                                        Chief Executive Officer,
May 15, 2002                            President and Director