Form 10QSB
period 2002-06-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2002-08-14
CIK 1156390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,149,900 shares of Common Stock as of July 30, 2002.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (unaudited) - June 30, 2002 ....................  1

         Statements of Operations (unaudited) for the Three
         and Six Months June 30, 2002 and 2001.........................  2

         Statements of Cash Flows (unaudited) for
         Six Months Ended June 30, 2002 and 2001.......................  3

         Notes to Financial Statements ................................  4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..................................................... 5-6

PART II. OTHER INFORMATION.............................................. 7

         Signatures..................................................... 8

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS



Current assets:
 Cash                                                 $  1,978
 Accounts receivable                                     2,000
 Marketable securities                                  18,400
                                                       -------
    Total current assets                                22,378

Property and equipment, net                            110,236
                                                       -------
                                                      $132,614
                                                       =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                $134,549
                                                       -------
    Total current liabilities                          134,549

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000
  authorized, 76,149,900 issued and outstanding          7,615
 Preferred stock, $.0001 par value; 10,000,000
  authorized, 0 issued and outstanding                    -
 Additional paid-in capital                            326,017
 Unrealized gain on marketable securities                9,400
 Accumulated deficit                                  (344,967)
                                                       -------
    Total stockholders' deficit                         (1,935)
                                                       -------
                                                      $132,614
                                                       =======





                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                              2002          2001          2002           2001
                          -----------   -----------    ---------     -----------
Advertising revenue       $    -        $    -        $  4,500      $    -
Subscription revenue         21,123          -          37,794           -
                           ----------    ----------    ---------     ----------
Total income                 21,123          -          42,294           -

General and administrative   98,512        51,161      158,804         73,161

Depreciation                  7,362         3,681       14,724          7,362
                           ----------    ----------    ---------     ----------
NET LOSS                  $ (84,751)    $ (54,842)    $(131,234)    $ (80,523)
                           ==========    ==========    =========     ==========

NET LOSS PER COMMON
 SHARE -
  BASIC AND DILUTED       $   (0.00)    $   (0.00)    $   (0.00)    $   (0.00)
                           ==========    ==========    =========     ==========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING      76,149,000    69,699,431    75,266,567     54,699,431
                         ============  ============  ===========    ===========


























                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                  Six Months Ended June 30,
                                                  --------------------------
                                                     2002           2001
                                                  -----------    ----------
NET LOSS                                         $ (131,234)    $  (80,523)
                                                  ----------     ----------

Adjustments used to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                       14,724          7,362
  Imputed compensation                                 -            30,000
  Decrease in accounts receivables                    2,500           -
  Increase in accounts payable and
   accrued expenses                                  62,567         20,514
                                                  ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES               (51,443)       (22,647)
                                                  ----------     ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of property and equipment                        -           (11,000)
                                                  ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                  -           (11,000)
                                                  ----------     ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in subscription receivable                   -             2,000
 Sale of common stock                                53,000        144,554
                                                  ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            53,000        146,554
                                                  ----------     ----------
NET INCREASE IN CASH                                  1,557        112,907

CASH, beginning of period                               421           -
                                                  ----------     ----------
CASH, end of period                              $    1,978     $  112,907
                                                  ==========     ==========

Supplemental cash flow information:
 Cash paid for Interest and Income Taxes         $     -        $     -
                                                  ==========     ===========






                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the six months ended June 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2001.

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

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale. Cost approximates fair market value at June 30, 2002.

5. PROPERTY AND EQUIPMEMT

In March 2001, the Company's President contributed certain fixed assets to the Company valued at $147,240 as a capital contribution, valued at the President's historical cost.

At June 30, 2002, property and equipment consisted of the following:



                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $       146,490
Less: Accumulated depreciation                                 (36,254)
                                                       ----------------
                                                       $       110,236
                                                       ================



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

Plan of operation

We have just started to generate limited revenues. Our activities have been limited to start-up activities that included the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2002 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

Liquidity and capital resources

Revenues have increased from $0 for the three and six months ended June 30, 2001 to $21,123 for the three months ended June 30, 2002 and $42,294 for the six months ended June 30, 2002. The increase in revenues was a result of the launching of the paid premium service and the successful closing of advertising sales.

General and administrative costs increased $47,351 from $51,151 for the three months ended June 30, 2001 to $98,512 for the three months ended June 30, 2002. General and administrative costs increased $85,643 from $73,161 for the six months ended June 30, 2001 to $158,804 for the six months ended June 30, 2002. The increase was primarily due to increased salaries and professional fees.

Depreciation was $7,362 for the three months ended June 30, 2002 compared to $3,681 for the three months ended June 30, 2001. Depreciation was $14,724 for the six months ended June 30, 2002 compared to $7,362 for the six months ended June 30, 2001.


Our working capital deficit at June 30, 2002 was $112,171. Net cash used in operations for the six months ended June 30, 2002 was $51,443 compared to 22,647 for the six months ended June 30, 2001. Accounts payable increased $62,567, which includes accrued salary. Net cash used in investing activities was $0 for the six months ended June 30, 2002 as compared to $(11,000) for the six months ended June 30, 2001. Cash flow provided by financing activities was $53,000 for the six months ended June 30, 2002 compared to $146,554 for the six months ended June 30, 2001. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001, we raised an additional $158,499 from the private placement of units consisting of shares of our common stock and common stock purchase warrants. In January we raised an additional $53,000 from the sale of 5,300,000 shares of common stock.

During the next 12 months we anticipate that we will make certain capital expenditures for video and audio equipment totaling approximately $ 25,000 related to the expansion of our operations. Other than our working capital, we do not presently have any outside sources of capital. Our working capital is not sufficient to fund the continued implementation of our business plan, including the hiring of additional employees and the purchase of additional equipment. As described above, we intend to seek additional capital in the private and/or public equity markets to provide sufficient working capital to fund the continued implementation of our plan of operation. This additional capital may be provided by the exercise of our outstanding common stock warrants, or through the sale of equity or debt securities, or through the issuance of debt instruments. We have no commitments from any of our warrant holders to exercise the presently outstanding warrants and, accordingly, cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we may be required to cease operations.

The report of the independent auditors on the Company's financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $(344,967). The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

                                     PART II

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities and Use of Proceeds.

On August 6, 2002, the Company issued a total of 3,000,000 shares of common stock to an individual for the purchase of a web site. In so much as the individual had access to financial and other relevant information and could bear the economic risk, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

Item 3. Defaults in Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K

        (1)     Exhibits

                99.1    Certification of Chief Executive Officer

                99.2    Certification of Chief Financial Officer


        (2)     Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     International Broadcasting Corporation





                                        /s/ Daryn P. Fleming
                                        Chief Executive Officer,
August __, 2002                         President and Director

                                  End of Filing