Form 10QSB
period 2002-09-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2002-11-14
CIK 1156390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended September 30, 2002

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 79,149,900 shares of Common Stock as of November 5, 2002.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Balance Sheet (unaudited) - September 30, 2002       1

         Consolidated Statements of Operations (unaudited) for the Three
         and Nine Months September 30, 2002 and 2001                       2

         Consolidated Statements of Cash Flows (unaudited) for
         Nine Months Ended September 30, 2002 and 2001                     3

         Notes to Financial Statements                                     4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                       5-6

Item 3. Controls and Procedures                                            7

PART II. OTHER INFORMATION                                                 8

Item 1. Legal Proceedings                                                  8

Item 2. Changes in Securities and Use of Proceeds                          8

Item 6.  Exhibits and Reports on Form 8-K                                  8

         Signatures                                                        9

                     INTERNATIONAL BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2002
                                   (Unaudited)

Current assets:
 Cash                                                           $ 18,191
 Accounts receivable                                               3,500
 Marketable securities                                             4,100
                                                               -----------
    Total current assets                                          25,791

Intangible assets                                                 60,000

Property and equipment, net                                       67,962
                                                               -----------

                                                               $ 153,753
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                         $ 172,941
                                                               -----------
    Total current liabilities                                    172,941


Stockholders' deficit:
 Common stock, $.0001 par value; 200,000,000
  authorized, 79,149,900 issued and outstanding                    7,915
 Preferred stock, $.0001 par value; 10,000,000
  authorized, 0 issued and outstanding                              -
 Additional paid-in capital                                      385,717
 Unrealized gain on marketable securities                         (4,900)
 Accumulated deficit                                            (407,920)
                                                               -----------
    Total stockholders' deficit                                  (19,188)
                                                               ------------
                                                               $ 153,753
                                                               ============



                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                              ---------------------    -----------------------
                                 2002       2001         2002       2001
                               -------    --------     --------   --------
Advertising revenue           $  1,500   $    -       $   4,500  $    -
Subscription revenue            19,107        -          57,887       -
                               -------    --------     --------   --------
Total revenue                   20,607        -          62,387       -

General and administrative      68,594      72,871      227,264    112,314
Loss on sale of fixed assets     7,112        -           7,112       -
Depreciation                     7,362       7,362       22,086     14,724
                               --------   --------     --------   --------
NET LOSS                      $(62,461)  $ (80,233)   $(194,075) $(127,038)
                               ========   ========     ========   ========
NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED               (0.00)      (0.00)       (0.00)     (0.00)
                               ========   ========     ========   ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING         77,749,900    70,849,000   76,133,604 58,234,040
                            ==========   ===========  =========== ==========



                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         2002           2001
                                                      ----------     ----------
NET LOSS                                             $ (194,075)    $ (127,038)
                                                      ---------      ----------

Adjustments used to reconcile net
 loss to net cash  used in operating
 activities:
 Depreciation                                            22,086         14,724
 Loss on sales of fixed assets                            7,112           -
 Decrease in accounts receivable                          1,000           -
 Imputed compensation                                      -            30,000
 Increase in accounts payable and
  accrued expenses                                      100,837         11,568
                                                      ---------      ----------
CASH USED IN OPERATING ACTIVITIES                       (63,040)       (70,746)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale (purchase) of property and equipment               27,800        (11,000)
                                                      ---------      ----------
NET CASH POVIDED BY INVESTING ACTIVITIES                 27,800        (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in subscription receivable                       -             5,000
 Sale of common stock                                    53,000        113,554
                                                      ---------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                53,000        118,554

NET INCREASE IN CASH                                     17,760         36,808

CASH, beginning of period                                   431           -
                                                      ---------      ----------
CASH, end of period                                  $   18,191     $   36,808
                                                      ==========     ==========

Supplemental cash flow information:
 Unrealized loss on marketable securities            $   17,400     $     -
                                                      ==========     ==========
 Acquistion of intangibles assets
  for common stock                                   $   60,000     $     -
                                                      ==========      =========



                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and nine months ended September 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2001.

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

F. Revenue Recognition - Revenues are recognized when the services are completed.

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale. Cost approximates fair market value at September 30, 2002.

5. PROPERTY AND EQUIPMEMT

At September 30, 2002, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $       95,652
Less: Accumulated depreciation                                (27,690)
                                                       ----------------
                                                       $       67,962
                                                       ================

6. Acquisiton

     On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock valued at $60,000. The acquisition was accounted for using the purchase method of accounting. The results of operations of the aquired entity are included in the consolidated statement of operations from the date of acquisiton. The Company has recorded the web-site as an intangible assets and plans to amortize it over 3 years.

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

     The Company will endeavor to develop successful publishing, media and broadcasting related businesses and ventures. The Company is essentially an online web-based content provider. The flagship division of IBC News Network (fka OTCBB News Network) consists of two different services, 1) an email based Premium Service focused on providing stock tips to paid subscribers, 2) a press release and news distribution service focused on providing timely financial news, market commentary and other information critical to micro-cap stock investors. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a visible destination that generates revenue through subscriptions to the premium service, advertising/sponsorship fees and news distribution fees.

     IBC RADIO is an internet radio station with a unique, all-talk format. The station recently launched STOCK TALK LIVE a business radio show focused exclusively on continuous coverage of micro-cap stocks each and every stock market trading day. Stock Talk LIVE is a major milestone not only for International Broadcasting Corporation but also for the financial media industry and business information consumers as a whole. There are other weekly and even daily short-length radio shows about tiny companies and stocks, but to the best of our knowledge, no one has ever done LIVE continuous coverage of micro-cap stocks each and every trading day from opening bell to the close and beyond. We believe IBC Radio is the very first.

     The third and newest division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. This dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience, and is the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market.


Liquidity and capital resources

Revenues have increased from $0 for the three and nine months ended September 30, 2001 to $20,607 for the three months ended September 30, 2002 and $62,387 for the nine months ended September 30, 2002. The increase in revenues was a result of the launching of the paid premium service and the successful closing of advertising sales.

General and administrative costs decreased $4,277 from $72,871 for the three months ended September 30, 2001 to $68,594 for the three months ended September 30, 2002. General and administrative costs increased $114,950 from $112,314 for the nine months ended September 30, 2001 to $227,264 for the nine months ended September 30, 2002. The increase was primarily due to increased salaries and professional fees.

Depreciation was $7,362 for the three months ended September 30, 2002 compared to $7,362 for the three months ended September 30, 2001. Depreciation was $22,086 for the nine months ended September 30, 2002 compared to $14,724 for the nine months ended September 30, 2001.

Our working capital deficit at September 300, 2002 was $147,150. Net cash used in operations for the nine months ended Sept 30, 2002 was $63,234 compared to $70,746 for the nine months ended September 30, 2001. Accounts payable increased $100,837, which includes accrued salary. Net cash from (used in) investing activities was $27,800 for the nine months ended September 30, 2002 as compared to $(11,000)for the nine months ended September 30, 2001. The Company sold an automobile for $27,800. Cash flow provided by financing activities was $53,000 for the nine months ended September 30, 2002 compared to $118,554 for the nine months ended September 30, 2001. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001, we raised an additional $158,499 from the private placement of units consisting of shares of our common stock and common stock purchase warrants. In January we raised an additional $53,000 from the sale of 5,300,000 shares of common stock.

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

The report of the independent auditors on the Company's financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $(407,920). The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses
                                       7

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

Item 6. Exhibits and Reports on Form 8-K

        (1)     Exhibits

                99.1    Certification of Chief Executive Officer

                99.2    Certification of Chief Financial Officer


        (2)     Reports on Form 8-K

               8-K with date of report of May 11, 2002 filed September 30, 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     International Broadcasting Corporation





                                        /s/ Daryn P. Fleming
                                        Chief Executive Officer,
November 14, 2002                       President and Director

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Broadcasting Corporation on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Daryn P. Fleming , the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of International Broadcasting Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 14, 2002                   /s/ Daryn P. Fleming
                                             Name: Daryn P. Fleming
                                             Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report International Broadcasting Corporation. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sandra S. Netter, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of International Broadcasting Corporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 14, 2002                      /s/  Sandra S. Netter
                                            Name: Sandra S. Netter
                                            Title: Chief Financial Officer