Form 10KSB
period 2002-12-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2003-04-15
CIK 1156390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                   For the fiscal year ended December 31, 2002


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission file number 333-67484


                     INTERNATIONAL BROADCASTING CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                 91-2101440
                -------                                ----------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


             127 W. Clark Avenue, Suite #201, Santa Maria, CA 93455
               (Address of Principal Executive Offices)(Zip Code)


                                  (805)938-5573
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


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


                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                    ----------------------------------------
                                (Title of Class)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2002 $85,149.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 10, 2003 computed by reference to the closing bid price of International Broadcasting, Corporation. on that date:
$1,238,871

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the Common Stock), as of April 10, 2003 was 79,149,900.

Transitional Small Business Disclosure Format (check one): Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB into which the document is incorporated:
(1) Any Annual Report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to rule 424(b) of the Securities Act of 1933(Securities Act:). Not Applicable

     International Broadcasting Corporation 2002 Form 10-KSB Annual Report

                                Table of Contents
                                                                    Page
              Part I

Item 1    Description of Business ....................................2

Item 2    Description of Property ....................................5

Item 3    Legal Proceedings ..........................................5

Item 4    Submission of Matters to a
           Vote of Security Holders ..................................5

              Part II

Item 5    Market for Common Equity and
           Related Stockholder Matters ...............................5

Item 6    Management's Discussion and
           Analysis or Plan of Operation .............................5

Item 7    Financial Statements .......................................7

Item 8    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ....................7

              Part III

Item 9    Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance With Section 16(a)
           of the Exchange Act .......................................8

Item 10   Executive Compensation .....................................9

Item 11   Security Ownership of Certain
           Beneficial Owners and Management .........................11

Item 12   Certain Relationships and Related
           Transactions .............................................11

Item 13   Exhibits and Reports on Form 8-K ..........................12

Item 14   Controls and Procedures ...................................12

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We are a web-based provider of timely financial news, market commentary and information. Our website is a highly specialized Internet news service that delivers business and financial news and information focusing exclusively on public companies that are Micro-cap stocks that trade at prices less than $5 per share. Our goal is to earn a reputation as an authoritative and unbiased news source on the OTCBB, free from any spin, slant or editorial angle. Our website is designed to become a viable destination that generates traffic and revenue through subscriptions and advertising fees.

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

The Internet, however, also brings with it certain disadvantages as a result of the general anonymity of the web. Often news and information sources offer little disclosure about their background, or any conflicts of interest, potentially rendering their information untrustworthy. Other financial sites offer stock quotes, charts and other investment tools, but provide limited financial commentary and analysis, with a particular dearth of information on OTCBB and Pink Sheet-quoted companies. We believe that the Internet presents a significant opportunity to provide financial news and commentary on OTCBB-quoted companies, combining the depth of coverage of traditional media with immediacy and interactivity.

THE OTC BULLETIN BOARD AND PINK SHEETS

The OTCBB and Pink Sheets are an electronic quotation service generally utilized by smaller public companies who do not yet meet the listing standards of The Nasdaq Stock Market. There are, however, significant differences between The Nasdaq Stock Market and the OTCBB and Pink Sheets. The OTCBBa and the Pink Sheets are a quotation medium for subscribing members, not an issuer listing service like Nasdaq. OTCBB and Pink Sheet securities are traded by a community of market makers that enter quotes and trade reports through a highly sophisticated, closed computer network, which is accessed through Nasdaq. The OTCBB and the Pink Sheets are unlike The Nasdaq Stock Market in that it does not impose listing standards, automated trade executions, maintain relationships with quoted issuers nor does it have the same obligations for market makers.

Our services

We provide news and information sourced from a wide array of news sources including television, news wires and the Internet, combined with original editorial commentary. We do not have content supply agreements with these third party sources; rather the content is free, publicly available information which we aggregate in our web site. As we continue to expand the content on our web site, we may enter into agreements with third party content providers upon customary terms and conditions. As of the date hereof, however, we have not entered into negotiations with any third party content providers. We launched our web site in December 2000. Since launching our site, we have developed an opt-in subscriber email list of approximately 10,000 unique names.

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

The newest division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. This dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience, and is the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market.

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

As of January 1, 2001 we launched our Initial Premium Service. To date we have approximately 200 paid subscribers.

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

Intellectual property

We conduct our business under the trade name IBC News Network although we have not yet applied for a registered trademark. We presently intend to apply for a registered trademark of the name IBC News Network. There can be no assurance, however, that we will be granted either mark.

We have obtained the right to the Internet address www.IBCNN.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, and confidentiality agreements, although we do not have confidentiality agreements signed in every instance.

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

EMPLOYEES

As of December 31, 2002, we had three employees, and 2 part-time employees, one who is a salesperson and one who is a journalist, both are independent contractors. We have no collective bargaining agreements with any unions and we believe that our overall relations with our employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2002, the Company entered into a month-to-month lease for approximately 560 square feet of office space with a monthly rent of $235. The Company believes this space should be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol IBCS. There are approximately 210 record holders of common stock.

                                               High          Low
2002
Second Quarter ................................$.10          $.05
Third Quarter .................................$.07          $.01
Fourth Quarter ................................$.01          $.01

2003
First Quarter .................................$.03          $.01

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

PLAN OF OPERATION

We have just started to generate revenues. Our activities have been limited to start-up activities that included the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2002 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

The newest division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. This dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience, and is the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market.

Results of Operations

Revenues have increased from $4,500 for the year ended December 31, 2001 to $85,149 for the year ended December 31, 2002 an increase of $80,649. The increase in revenues was a result of the launching of the paid premium service and the successful closing of advertising sales.

General and administrative costs increased from $194,259 for the year ended December 31, 2001 to $311,943 for the year ended December 31, 2002 an increase of $117,684. The increase was primarily due to increased salaries and professional fees.

Depreciation has increased from $22,086 for the year ended December 31, 2001 to $31,954 for the year ended December 31, 2002 an increase of $9,868.

Liquidity and capital resources

Our working capital deficit at December 31, 2002 was $206,255. Net cash used in operations for the year ended December 31, 2001 was $91,961 compared to $75,737 for the year ended December 31, 2002. Accounts payable increase, increased $70,153, which includes accrued salary. Net cash from (used in) investing activities was $(11,000) for the year ended December 31, 2001 as compared to $27,800 for the year ended December 31, 2002. The Company sold an automobile for $27,800. Cash flow provided by financing activities was $103,392 for the year ended December 31, 2001 compared to $53,000 for the year ended December 31, 2002. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001 we raised a total of $103,392 from a private placement of common Stock. In January 2002 we raised an additional $53,000 from a private placement of common stock.

The report of our independent auditors on our financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of ($472,593). We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, it will be unable to continue to implement our business plan and may be required to cease operations.

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

NAME                                AGE        POSITION
----                                ---        --------

Daryn P. Fleming                    38         President, CEO and director

Darrell W. Nether                   45         Vice-President, COO and director

Sandra S. Nether                    50         Secretary, treasurer and director



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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period of October 13, 2000 (inception) to December 31, 2000, 2001 and 2002 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000:

                                 Fiscal
                                 Year                                  Other Annual     LTIP            All Other
 Name and Principal Position     Compensation    Salary       Bonus    Compensation     Options/ (#)     Payouts
 ----------------------------------------------------------------------------------------------------------------
 Daryn P. Fleming                 2002            $34,616         0          0             0      0        0
                                  2001(1)         $46,615         0          0             0      0        0
                                  2000(2)               0         0          0             0      0        0

(1) Beginning in June 2001 Mr. Fleming began receiving a salary based upon $72,000 annual compensation. For the period of January 1, 2001 through May 31, 2001 we imputed compensation of $30,000 which represented the fair value of his services to us.

(2) For the period of October 13, 2000 (inception) through December 31, 2000, our activities were limited to organization and start-up activities and Mr. Fleming did not receive a salary.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the period of October 13, 2000 (inception) through December 31, 2002 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000 during this period.

                                        Percent of
                      Number of       Total Options/
                     Securities SARs     Granted
                     Underlying        To Employees    Exercise Or
                     Options/SARs       In Fiscal      Base Price     Expiration
      Name           Granted (#)          Year         ($/Sh)            Date
 -------------------------------------------------------------------------------

 Daryn P. Fleming,
 President, CEO
 and director               -                -             -               -

                          OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the year ended December 31, 2002 to
(i) our President and CEO and (ii) each of our executive officers who earned more than $100,000 during this period.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                 Number of
                                                Securities           Value of
                                                Underlying          Unexercised
                       Shares                  Unexercised         In-The-Money
                      Acquired                 Options/SARs        Options/SARs
                         On        Value       At FY-End (#)       At FY-End ($)
                      Exercise     Realized    Exercisable/        Exercisable/
      Name              (#)         ($)        Unexercisable       Unexercisable
 -------------------------------------------------------------------------------
 Daryn P. Fleming,
 President, CEO
 and Director            -            -                -                  -

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                     Number          Performance            Estimated Future Payouts Under
                                    of Shares         or Other                Non-Stock Price-Based Plans
                                    Units or        Period Until            ------------------------------
                                  Other Rights       Maturation             Threshold   Target    Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)   ($ or #)
 ---------------------------------------------------------------------------------------------------------
 Daryn P. Fleming,
 President, CEO
 and Director                           -                 -                     -          -         -


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At February 28, 2003, there were an aggregate of 79,149,900 shares of common stock issued and outstanding. The following table sets forth, as of February 28, 2003, information known to us relating to the beneficial ownership of shares of common stock by:

- each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

- each director;

- each executive officer; and

- all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 127 W. Clark Avenue, Suite #201, Santa Maria, CA 93455.

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

 Name and Address of           Amount and Nature of          Percentage
 Beneficial Owner              Beneficial Ownership           of Class
 -------------------           --------------------          ----------
 Daryn P. Fleming                       40,000,000                50.5%
 Darrell W. Nether                       2,500,000                 3.2%
 Sandra S. Nether                        7,500,000                 9.5%
 Tyler Fleming (1)                       5,000,000                 6.3%
 All officers and directors
 as a group (three persons)             50,000,000                63.2%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No. Description of Document

 3.1 Articles of Incorporation of International Broadcasting Corporation (1)
 3.2 By-laws of International Broadcasting Corporation (1)
 4.1 Form of common stock certificate (1)
 4.2 Form of warrant (1)
 4.3 International Broadcasting Corporation 2001 Stock Option Plan (1)
99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the registration statement on Form SB-2, file number 333-67484, as amended, as declared effective by the Securities and Exchange Commission on October 30, 2001.

(b) Reports on Form 8-K.

Form 8-k filed on September 30, 2002 pursuant to item 4 thereof.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     INTERNATIONAL BROADCASTING CORPORATION

Date: April 15, 2003                        By: /s/ Daryn P. Fleming
                                               ----------------------
                                               Daryn P. Fleming, President

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Broadcasting Corporation on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Daryn P. Fleming, the Chief Executive Officer and Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of International Broadcasting Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                    /s/ Daryn P. Fleming
                                        ---------------------
                                        Name: Daryn P. Fleming
                                        Title: CEO, Secretary and
                                        Treasurer Principal Executive
                                        Financial and Accounting Officer

                     INTERNATIONAL BROADCASTING CORPORATION
                              FINANCIAL STATEMENTS



                                      INDEX


                                                               Page Number

INDEPENDENT AUDITORS' REPORT                                        F-2

       Balance Sheet                                                F-3

       Statements of Operations                                     F-4

       Statements of Stockholders' Deficit                          F-5

       Statements of Cash Flows                                     F-6

       Notes to Financial Statements                             F-7 to F-9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
International Broadcasting Corporation

We have audited the accompanying balance sheet of International Broadcasting Corporation as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the financial position of International Broadcasting Corporation as of December 31, 2002 the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception of $472,593 and has negative working capital of $206,255. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Sherb & Co., LLP
    Sherb & Co., LLP
Certified Public Accountants


New York, New York
April 11, 2003

                     INTERNATIONAL BROADCASTING CORPORATION
                                  BALANCE SHEET
                               December 31, 2002


                                     ASSETS

Current assets:

   Cash ........................................................      $   5,494
   Accounts receivable, net of allowance for
     doubtful accounts of $2,500 ...............................          3,000
                                                                      ---------
       Total current assets ....................................          8,494

   Property and equipment, net .................................         63,294

   Available for sale securities, net of unrealized
     losses of $8,100 ..........................................            900

   Intangible asset, net of accumulated amortization
     of $5,000 .................................................         55,000
                                                                      ---------

                                                                      $ 127,688
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses .......................      $ 214,749

Stockholders' deficit:
   Common stock, $.0001 par value;
     200,000,000 shares authorized,
     79,149,900 shares issued and outstanding ..................          7,915
   Preferred stock, $.0001 par value;
     10,000,000 shares authorized
     0 shares issued and outstanding ...........................              -
   Additional paid-in capital ..................................        385,717
   Unrealized loss on securities ...............................         (8,100)
   Accumulated deficit .........................................       (472,593)
                                                                      ---------

       Total stockholders' deficit .............................        (87,061)
                                                                      ---------

                                                                      $ 127,688
                                                                      =========

                        See notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF OPERATIONS



                                                     Years ended December 31,
                                                   ----------------------------
                                                       2002             2001
                                                   ------------    ------------
REVENUES:

Advertising revenues ...........................   $     83,284    $      4,500
On-line movies .................................          1,865               -
                                                   ------------    ------------
                                                         85,149           4,500

COSTS AND EXPENSES:

General and administrative .....................        311,943         194,259
Loss on securities .............................              -           2,000
Depreciation and amortization ..................         31,954          22,086
                                                   ------------    ------------
                                                        343,897         218,345
                                                   ------------    ------------

NET LOSS .......................................   $   (258,748)   $   (213,845)
                                                   ============    ============

NET LOSS PER WEIGHTED AVERAGE
    SHARES OUTSTANDING / BASIC AND DILUTED .....   $       0.00    $       0.00
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ................................     76,850,685      54,699,431
                                                   ============    ============

                        See notes to financial statements

                                             INTERNATIONAL BROADCASTING CORPORATION
                                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                             Years Ended December 31, 2002 and 2001



                                                           Common Stock                   Unrealized
                                                      ----------------------  Additional    Gain /
                                                      Number of                Paid in    (Loss) on    Accumulated
                                                        Shares      Amount     Capital    Securities    Deficit       Total
                                                      ----------  ----------  ----------  ----------   ----------   ----------
Balance, December 31, 2000 .........................  50,000,000  $    5,000  $        -  $        -   $        -   $    5,000

      Payment of subscription receivable ...........           -           -           -           -            -            0

      Capital contribution of property and equipment           -           -     147,240           -            -      147,240

      Sale of common stock .........................   5,000,000         500      24,500           -            -       25,000

      Priavate placement ...........................  15,849,900       1,585     101,807           -            -      103,392

      Unrealized gain ..............................           -           -           -      12,500            -       12,500

      Net loss from operations .....................           -           -           -           -     (213,845)    (213,845)
                                                      ----------  ----------  ----------  ----------   ----------   ----------

Balance, December 31, 2001 .........................  70,849,900       7,085     273,547      12,500     (213,845)      79,287

      Sale of common stock .........................   5,300,000         530      52,470           -            -       53,000

      Purchase of intangible assets ................   3,000,000         300      59,700           -            -       60,000

      Unrealized loss ..............................           -           -           -     (20,600)           -      (20,600)

      Net loss from operations .....................           -           -           -           -     (258,748)    (258,748)
                                                      ----------  ----------  ----------  ----------   ----------   ----------

Balance, December 31, 2002 .........................  79,149,900  $    7,915  $  385,717  $   (8,100)  $ (472,593)  $  (87,061)
                                                      ==========  ==========  ==========  ==========   ==========   ==========

                                               See notes to financial statements

                                                              F-5

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                               Years Ended
                                                               December 31,
                                                             2002        2001
                                                          ---------   ---------

NET LOSS ...............................................  $(258,748)  $(213,845)
                                                          ---------   ---------

Adjustments used to reconcile net loss to net cash
     used in operating activities
Depreciation and amortization ..........................     31,954      22,086
Imputed compensation ...................................          -      30,000
Loss on investments ....................................          -       2,000
Loss on sale of fixed assets ...........................      7,106           -
Decrease (increase) in accounts receivable .............      1,500      (4,500)
Increase in accounts payable and accrued expenses ......    142,451      72,298
                                                          ---------   ---------
NET CASH USED IN OPERATIONS ............................    (75,737)    (91,961)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of fixed asset ...............................     27,800           -
     Purchase of investments ...........................          -     (11,000)
                                                          ---------   ---------
NET CASH PROVIDED (USED) IN INVESTING ..................     27,800     (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in subscription receivable ...............          -       5,000
     Sale of common stock ..............................     53,000      98,392
                                                          ---------   ---------
NET CASH PROVIDED IN FINANCING .........................     53,000     103,392

NET INCREASE IN CASH ...................................      5,063         431

CASH, beginning of period ..............................        431           -
                                                          ---------   ---------

CASH, end of period ....................................  $   5,494   $     431
                                                          =========   =========

SUPPLENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:

Noncash transactions:
     Purchase of intangible asset ......................  $  60,000   $       -
                                                          =========   =========

     Capital contribution of property and equipment ....  $       -   $ 147,240
                                                          =========   =========

     Unrealized loss on available for sale securities ..  $  20,600   $       -
                                                          =========   =========

                        See notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

B. Property and equipment - Property and equipment are recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives, 5 years. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, securities, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

E. Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

F. Revenue Recognition - Advertising revenues are recognized when the services are completed.

G. Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

H. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of December 31, 2002 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholders' deficit.

I. Basis of Presentation - The Company has incurred operating losses since inception of $472,593 and has negative working capital of $206,255. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company was in the development stage for the year-ended December 31, 2001 and for the period ended December 31, 2000.

J. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

K. Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

3. PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consists of the following:

Furniture, fixtures and equipment       $      28,852
Automobiles                                    67,000
                                        --------------
                                               95,852
Less accumulated depreciation                  32,558
                                        --------------
                                        $      63,294
                                        ==============
4. INTANGIBLE ASSET

On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock, valued at $.02 per share, the fair market value at the date of issuance. The website (intangible asset) was recorded on the balance sheet at $60,000 at the date of acquisition and is being amortized over 3 years using the straight-line method. Accumulated amortization is $5,000 at December 31, 2002.

5. STOCKHOLDERS' EQUITY

The Board of directors is authorized, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series. The directors may fix rights, preferences and privileges of the shares of each series. No shares have been issued as of December 31, 2002.

In January of 2002 we raised an additional $53,000 from the sale of 5,300,000 shares of common stock.

The founders of the Company were issued 50,000,000 shares of common stock at par value for a total of $5,000.

In April of 2001, the Company had a private placement offering, whereby 5,000,000 shares of common stock were sold for $25,000.

The Company sold 105.666 units in a private placement for a total of $158,325 (net proceeds of $103,392). Each unit consists of 150,000 shares of common stock, 20 Series A warrants, 50 Series B warrants and 30 Series C warrants. The Series A warrant included in each Unit entitles the holder to purchase 20 shares of common stock of the Company at a purchase price of $.25 per share. The Series B warrant included in each unit entitles the holder to purchase 50 shares of common stock of the Company at a purchase price of $.37 per share. The Series C warrant included in each unit entitles the holder to purchase 30 shares of common stock of the Company at a purchase price of $.50 per share. The warrants shall expire on April 25, 2006. The Company may call any warrant series or all of the warrants at a call price of $.001 per underlying share should the Company's common stock trade at or above $1.00 per share, based on the reported closing bid price of the common stock, for ten consecutive trading days following 15 days prior written notice of the Company's intention to call the warrants. In the event the warrants or warrant series subject to call have not been exercised by written notice within such 15-day notice period, the warrants will cease to exist.

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6. STOCK OPTION PLAN

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

The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2002 no options have been granted under the 2001 stock option plan.

7. INCOME TAXES

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                Year Ended              Year Ended
                                December 31,            December 31,
                                   2002                    2001
Taxes benefit computed
    at statutory rate           $ (88,000)            $    (64,000)

State income taxes                (13,000)                 (11,000)

Income tax benefit not
    utilized                      101,000                   75,000
                                -----------           -------------
Net income tax benefit          $       -             $         -
                                ===========           =============

The Company has a net operating loss carryforward for tax purposes totaling approximately $460,000 at December 31, 2002 expiring through the year 2022.

Listed below are the tax effects of the items related to the Company's net tax asset:
                                     December 31,
                                        2002
Tax benefit of net operating
    loss carryforward                $ 181,000

Tax benefit of intangible
    asset amortization                   2,000

Valuation allowance                   (183,000)
                                     ---------
Net deferred tax asset recorded      $      -
                                     =========