Form 10QSB
period 2003-03-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2003-05-20
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended MARCH 31, 2003
                                                 --------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission file number 333-67484
                                               ---------

                     INTERNATIONAL BROADCASTING CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 NEVEDA                                     91-2101440
                 ------                                     ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


              127 W. CLARK AVENUE, SUITE #201 SANTA MARIA, CA 93455
              -----------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (805) 938-5573
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 79,149,900 shares of Common Stock as of May 16, 2003.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - March 31, 2003 .........................  1


         Statements of Operations (unaudited) for the Three
         Months March 31, 2003 and 2002......................................  2


         Statements of Cash Flows (unaudited) for
         Three Months Ended March 31, 2003 and 2002..........................  3


         Notes to Financial Statements ......................................  4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..........................................................5-7


Item 3. CONTROLS AND PROCEDURES .............................................  7


PART II. OTHER INFORMATION...................................................  8


Signatures ..................................................................  9


Certifications ............................................................10-11

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash .........................................................   $     808
     Accounts receivable ..........................................       2,500
     Marketable securities ........................................       1,100
                                                                      ---------

         Total current assets .....................................       4,408

Intangible asset ..................................................      50,000

Property and equipment, net .......................................      58,426
                                                                      ---------

                                                                      $ 112,834
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable .............................................   $  46,323
     Accrued wages ................................................     217,159
                                                                      ---------

         Total current liabilities ................................     263,482


Stockholders' deficit:
     Common stock, $.0001 par value; 200,000,000 authorized,
         79,149,900 issued and outstanding ........................       7,915
     Preferred stock, $.0001 par value; 10,000,000 authorized,
         0 issued and outstanding .................................           -
     Additional paid-in capital ...................................     385,717
     Unrealized gain on marketable securities .....................      (7,900)
     Accumulated deficit ..........................................    (536,380)
                                                                      ---------

         Total stockholders' deficit ..............................    (150,648)
                                                                      ---------

                                                                      $ 112,834
                                                                      =========

                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    2003               2002
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)

Advertising revenue ......................      $          -       $      4,500
Subscription revenue .....................            15,694             18,807
                                                ------------       ------------

Total revenue ............................            15,694             23,307

General and administrative ...............            74,613             60,291
Depreciation .............................             4,868              7,362
                                                ------------       ------------

NET LOSS .................................      $    (63,787)      $    (44,346)
                                                ============       ============

NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED ................             (0.00)             (0.00)
                                                ============       ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING ......................        79,149,900         71,706,612
                                                ============       ============

                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------
                                                         (Unaudited) (Unaudited)

NET LOSS ...............................................   $(63,787)    (44,346)
                                                           --------    --------

Adjustments used to reconcile net loss to net cash
  used in operating activities:
     Depreciation and Amortization .....................      9,868       7,362
     Decrease in accounts receivable ...................        500           -
     Increase in accounts payable and
       accrued wages ...................................     48,733       7,865
                                                           --------    --------

     CASH USED IN OPERATING ACTIVITIES .................   $ (4,686)    (29,119)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and equipment ............          -         750
                                                           --------    --------

NET CASH POVIDED BY INVESTING ACTIVITIES ...............          -         750

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock .................................          -      53,000
                                                           --------    --------


     Net CASH PROVIDED BY FINANCING ACTIVITIES .........          -      53,000
                                                           --------    --------

NET INCREASE IN CASH ...................................     (4,686)     24,631

CASH, beginning of period ..............................      5,494         431

                                                           --------    --------
CASH, end of period ....................................   $    808    $ 25,062
                                                           ========    ========

Supplemental cash flow information:
  Unrealized gain on marketable securities .............   $    200    $      -
                                                           ========    ========

                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2002.

2. BUSINESS

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

E. Website Development Costs - In 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 00-2, Website Development Costs, which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF No. 00-2 did not have a significant effect on the Company's financial statements.

F. Revenue Recognition - Revenues are recognized when the services are completed.

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale with unrealized gains and losses reported in stockholders' deficit and are statetd at fair value.

5. PROPERTY AND EQUIPMEMT


At March 31, 2003, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $      95,652
Less: Accumulated depreciation                               (37,226)
                                                       ----------------
                                                       $      58,426
                                                       ================

6. INTANGIBLE ASSET

     On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock valued at $60,000, the fair market value at the date of issuance. The Company has recorded the web-site as an intangible asset and is amortizing it over 3 years. Accumulated amortization as of March 31, 2003 is $10,000.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

Plan of operation

We have just started to generate limited revenues. Our activities have been limited to start-up activities that included the development of a business plan and the initial activities involved in launching our web site and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2002 our plan of operation included completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

Revenues have decreased to $ 15,694 for the months ended March 31, 2003
From $23,307 for the three months ended March 31, 2002. The decrease in revenues was a result of a decrease in advertisers and premium service subscribers. We believe this is cyclical depending upon market conditions.

General and administrative costs increased $14,322 to $74,613 for the three months ended March 31 2003, from $60,291 for the three months ended March 31, 2002. The increase was primarily due to increased salaries and professional fees.

Depreciation was $4,868 for the three months ended March 31, 2003 compared to $7,362 for the three months ended March 31, 2002.

Liquidity and capital resources

Our working capital deficit at March 31, 2003 was $259,074. Net cash used in operations for the three months ended March 31, 2003 was $4,686 compared to $29,119 for the three months ended March 31, 2002. Accounts payable increased and accrued expenses increased $48,733,which includes accrued salary. Net cash from investing activities was $0 for the three months ended March 31, 2003 as compared to $750 for the three months ended March 31, 2002. Cash flow provided by financing activities were $0 for the three months ended March 31, 2003 compared to $53,000 for the three months ended March 31, 2002. Since inception, we have funded our operations through the private placement of securities.

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

The report of the independent auditors on the Company's financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $(536,380). The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

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

                                        International Broadcasting Corporation


                                        /s/ Daryn P. Fleming
                                        Chief Executive Officer,
May 20, 2003                            President and Director

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Broadcasting Corporation on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Daryn P. Fleming, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

DATE: MAY 20, 2003                      /S/ Daryn P. Fleming
                                        NAME: Daryn P. Fleming
                                        TITLE: CHIEF EXECUTIVE OFFICER

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Broadcasting Corporation on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Daryn P. Fleming, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

DATE: MAY 20, 2003                      /S/ Daryn P. Fleming
                                        NAME: Daryn P. Fleming
                                        TITLE: CHIEF FINANCIAL OFFICER