Form 10QSB
period 2003-06-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2003-08-20
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 --------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:79,149,900 shares of Common Stock as of August 15, 2003.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - June 30, 2003 ..........................  1


         Statements of Operations (unaudited) for the Three and Six
         Months June 30, 2003 and 2002.......................................  2


         Statements of Cash Flows (unaudited) for
         Six Months Ended June 30, 2003 and 2002.............................  3


         Notes to Financial Statements ......................................  4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..........................................................5-7


Item 3. CONTROLS AND PROCEDURES .............................................  7


PART II. OTHER INFORMATION...................................................  8


Signatures ..................................................................  9

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                  June 30, 2003
                                   (Unaudited)

Current assets:
     Cash .....................................................       $   1,834
     Accounts receivable ......................................           2,000
     Marketable securities ....................................           2,750
                                                                      ---------

         Total current assets .................................           6,584

Intangible asset ..............................................          45,000

Property and equipment, net ...................................          53,558
                                                                      ---------

                                                                      $ 105,142
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFECIT

Current liabilities:
     Accounts payable and accrued expenses ....................       $  72,257
     Accrued Wages ............................................         234,622
     Due to related party .....................................           6,000
                                                                      ---------

         Total current liabilities ............................         312,879


Stockholders' deficit:
     Common stock, $.0001 par value;
         200,000,000 authorized,
         79,149,900 issued and outstanding ....................           7,915
     Preferred stock, $.0001 par value;
         10,000,000 authorized,
         0 issued and outstanding .............................               -
     Additional paid-in capital ...............................         385,717
     Unrealized loss on marketable securities .................          (6,250)
     Accumulated deficit ......................................        (595,119)
                                                                      ---------

         Total stockholders' deficit ..........................        (207,737)
                                                                      ---------

                                                                      $ 105,142
                                                                      =========

                 See accompanying notes to financial statements

                          INTERNATIONAL BROADCASTING CORPORATION

                                 STATEMENTS OF OPERATIONS

                                        (Unaudited)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    2003           2002           2003           2002
                                ------------   ------------   ------------   ------------
                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Advertising revenue ..........  $      8,750   $          -   $          -   $      4,500
Subscription revenue .........        14,023         21,123         40,217         37,794
                                ------------   ------------   ------------   ------------

Total revenue ................        22,773         21,123         40,217         42,294

General and administrative ...        78,551         98,512        153,163        158,804
Depreciation .................         4,868          7,362          9,736         14,724
                                ------------   ------------   ------------   ------------

NET LOSS .....................  $    (60,646)  $    (84,751)  $   (122,682)  $   (131,234)
                                ============   ============   ============   ============

NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED ....  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING ..........    79,149,900     76,149,000     79,149,900     75,266,567
                                ============   ============   ============   ============


                      See accompanying notes to financial statements

                                             2

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           2003         2002
                                                        ---------     ---------
                                                       (Unaudited)   (Unaudited)

NET LOSS ...........................................    $(122,682)     (131,234)
                                                        ---------     ---------

Adjustments used to reconcile net loss to net
  cash used in operating activities:
          Depreciation and Amortization ............       19,736        14,724
          Decrease in accounts receivable ..........        1,000         2,500
          Increase in accounts payable and
           accrued wages ...........................       92,286        62,567
                                                        ---------     ---------

     CASH USED IN OPERATING ACTIVITIES .............    $  (9,660)      (51,443)


CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party ...........................        6,000             -
Sale of common stock ...............................            -        53,000
                                                        ---------     ---------


     Net CASH PROVIDED BY FINANCING ACTIVITIES .....        6,000        53,000
                                                        ---------     ---------

NET INCREASE IN CASH ...............................       (3,660)        1,557

CASH, beginning of period ..........................        5,494           421
                                                        ---------     ---------
CASH, end of period ................................    $   1,834     $   1,978
                                                        =========     =========

Supplemental cash flow information:
     Unrealized gain on marketable securities ......    $   1,850     $       -
                                                        =========     =========

                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2002.

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

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale with unrealized gains and losses reported in stockholders' deficit and are stated at fair value.

5. PROPERTY AND EQUIPMEMT


At June 30, 2003, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $      95,652
Less: Accumulated depreciation                               (42,094)
                                                       ----------------
                                                       $      53,558
                                                       ================

6. INTANGIBLE ASSET

         On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock valued at $60,000, the fair market value at the date of issuance. The Company has recorded the web-site as an intangible asset and is amortizing it over 3 years. Accumulated amortization as of June 30, 2003 is $15,000.

7. DUE TO RELATED PARTY

         In April 2003 the Company's President advanced the Company $6,000 to cover certain expenses. This advance is non-interest bearing and is payable upon demand.

8. SUBSEQUENT EVENTS

         In July 2003 the Company issued 10,000,000 shares of common stock pursuant to form S-8 to a consultant. The value of these shares are $300,000 which was the fair market value on the date of issuance.

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

Revenues have increased to $ 22,773 for three months ended June 30, 2003
From $21,123 for the three months ended June 30, 2002. Revenues have decreased to $ 40,217 for six months ended June 30, 2003 From $42,294 for the six months ended June 30, 2002.The decrease in revenues was a result of a decrease in subscribers.

General and administrative costs decreased $19,961 to $78,551 for the three months ended June 30, 2003, from $98,512 for the three months ended June 30, 2002. General and administrative costs decreased $5,641 to $153,163 for the six months ended June 30, 2003, from $158,804 for the six months ended June 30, 2002.The decrease was primarily due to a reduction in expenses as the Company explore additional financing options.

Depreciation was $4,868 for the three months ended June 30, 2003 compared to $7,362 for the three months ended June 30, 2002. Depreciation was $9,736 for the six months ended June 30, 2003 compared to $14,724 for the six months ended June 30, 2002.

Liquidity and capital resources

Our working capital deficit at June 30, 2003 was $306,295. Net cash used in operations for the six months ended June 30, 2003 was $9,660 compared to $51,443 for the six months ended June 30, 2002. Accounts payable increased and accrued expenses increased $92,286,which includes accrued salary. Cash flow provided by financing activities were $6,000 for the six months ended June 30, 2003 compared to $53,000 for the six months ended June 30, 2002. In April 2003 the Company's President advanced the Company $6,000. Since inception, we have funded our operations through the private placement of securities.

During the next 12 months we anticipate that we will make certain capital expenditures for video and audio equipment totaling approximately $ 15,000 related to the expansion of our operations. Other than our working capital, we do not presently have any outside sources of capital. Our working capital is not sufficient to fund the continued implementation of our business plan, including the hiring of additional employees and the purchase of additional equipment. As described above, we intend to seek additional capital in the private and/or public equity markets to provide sufficient working capital to fund the continued implementation of our plan of operation. This additional capital may be provided by the exercise of our outstanding common stock warrants, or through the sale of equity or debt securities, or through the issuance of debt instruments. We have no commitments from any of our warrant holders to exercise the presently outstanding warrants and, accordingly, cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we may be required to cease operations.

The report of the independent auditors on the Company's financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $(595,119). The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

         (1) Exhibits

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-oxley Act of 2002


         (2) Reports on Form 8-K

                 None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        International Broadcasting Corporation


August 19, 2003                         /s/ Daryn P. Fleming
                                        Chief Executive Officer,
                                        President and Director