Form 10QSB
period 2003-09-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2003-11-19
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------


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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,149,900 shares of Common Stock as of October 31, 2003.

                                      INDEX


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - September 30, 2003.....................   2


         Statements of Operations (unaudited) for the Three and Nine
         Months September 30, 2003 and 2002.................................   3


         Statements of Cash Flows (unaudited) for
         Nine Months Ended September 30, 2003 and 2002......................   4


         Notes to Financial Statements ......................................5-6


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..........................................................7-9


Item 3.  CONTROLS AND PROCEDURES ............................................ 10




PART II. OTHER INFORMATION................................................... 11


Signatures .................................................................. 12

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash ..........................................................    $   2,584
   Accounts receivable, net of allowance of $2,500 ...............          995
   Marketable securities .........................................          900
                                                                      ---------

    Total current assets .........................................        4,479

Intangible asset .................................................       40,000

Property and equipment, net ......................................       48,690
                                                                      ---------

                                                                      $  93,169
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses .........................    $  73,203
   Accrued wages .................................................      279,623
   Due to related party ..........................................       10,840
                                                                      ---------

    Total current liabilities ....................................      363,666

Stockholders' deficit:
   Preferred stock, $.0001 par value; 10,000,000 authorized,
    no shares issued and outstanding .............................            -
   Common stock, $.0001 par value; 200,000,000 authorized,
    88,419,900 shares issued and outstanding .....................        8,842
   Additional paid-in capital ....................................      655,500
   Unrealized loss on marketable securities ......................       (8,100)
   Accumulated deficit ...........................................     (926,739)
                                                                      ---------

    Total stockholders' deficit ..................................     (270,497)
                                                                      ---------

                                                                      $  93,169
                                                                      =========

                 See accompanying notes to financial statements.

                          INTERNATIONAL BROADCASTING CORPORATION

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                    Three Months Ended             Nine Months Ended
                                       September 30,                  September 30,
                                    2003           2002            2003          2002
                                ------------   ------------   ------------   ------------
Advertising revenue ..........  $      2,045   $      1,500   $      2,045   $      4,500
Subscription revenue .........        10,646         19,107         50,863         57,887
                                ------------   ------------   ------------   ------------

Total revenue ................        12,691         20,607         52,908         62,387
                                ------------   ------------   ------------   ------------

Operating expenses:
  General and administrative .        68,577         68,594        221,740        227,264
  Noncash consulting fees ....       270,710              -        270,710              -
  Loss on sale of fixed assets             -          7,112              -          7,112
  Depreciation ...............         4,868          7,362         14,604         22,086
                                ------------   ------------   ------------   ------------

    Total operating expenses .       344,155         83,068        507,054        256,462
                                ------------   ------------   ------------   ------------

Net loss .....................  $   (331,464)  $    (62,461)  $   (454,146)  $   (194,075)
                                ============   ============   ============   ============

Net loss per common share -
  basic and diluted ..........  $      (0.00)  $      (0.00)  $      (0.01)  $      (0.00)
                                ============   ============   ============   ============

Weighted average common shares
  outstanding ................    88,490,559     77,749,900     82,274,900     76,133,604
                                ============   ============   ============   ============


                      See accompanying notes to financial statements.

                                            -3-

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             2003        2002
                                                          ---------   ---------

Net loss ...............................................  $(454,146)  $(194,075)

Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization .......................     29,604      22,086
   Issuance of common stock for services ...............    270,710           -
   Loss on sale of fixed assets ........................          -       7,112

(Increase) decrease in operating assets:
  Accounts receivable ..................................      2,005       1,000

Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses ................   (141,546)    100,837
  Accrued wages ........................................    279,623           -
                                                          ---------   ---------

   Net cash used in operating activities ...............    (13,750)    (63,040)
                                                          ---------   ---------

Cash flows from investing activities:
  Sale of property and equipment .......................          -      27,800
                                                          ---------   ---------

   Net cash flows provided by investing activities .....          -      27,800
                                                          ---------   ---------

Cash flows from financing activities:
  Loans from related party .............................     10,840           -
  Sale of common stock .................................          -      53,000
                                                          ---------   ---------

   Net cash flows provided by financing activities .....     10,840      53,000
                                                          ---------   ---------

Net increase (decrease) in cash ........................     (2,910)     17,760

Cash, beginnning of year ...............................      5,494         431
                                                          ---------   ---------

Cash, end of period ....................................  $   2,584   $  18,191
                                                          =========   =========

Supplemental cash flow information:
  Unrealized gain (loss) on marketable securities ......  $  (8,100)  $  17,400
                                                          =========   =========
  Acquisition of intangible assets for common stock ....  $       -   $  60,000
                                                          =========   =========

                 See notes to accompanying financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2002.

2. BUSINESS

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

4. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale with unrealized gains and losses reported in stockholders' deficit and are stated at fair value.

5. PROPERTY AND EQUIPMEMT

At September 30, 2003, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $      89,466
Less: Accumulated depreciation                               (40,776)
                                                       ----------------
                                                            $ 48,690
                                                       ================
6. INTANGIBLE ASSET

On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock valued at $60,000, the fair market value at the date of issuance. The Company has recorded the web-site as an intangible asset and is amortizing it over 3 years. Accumulated amortization as of September 30, 2003 is $20,000.

7. DUE TO RELATED PARTY

In April 2003 the Company's President advanced the Company $10,840 to cover certain expenses. This advance is non-interest bearing and is payable upon demand.

8. STOCKHOLDERS' DEFICIT

During the quarter ended September 30, 2003 the Company issued 9,270,000 shares of common stock pursuant to form S-8 to four consultants for services rendered. The value of these shares is $270,710 or approximately $.03 per share which was the fair market value on the date of issuance.

9. GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $454,146 and net cash used in operations of $13,750 for the nine months ended September 30, 2003, an accumulated deficit of $926,739 and a working capital deficiency of $359,187 at September 30, 2003, and require additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements.

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

We recognize advertising revenues when services are completed.

Our investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of September 30, 2003, we had only available-for-sale securities, which are stated at fair value, with the unrealized gains and losses reported in stockholders' deficit.

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

Revenues have decreased to $12,691 for three months ended September 30, 2003 from $20,607 for the three months ended September 30, 2002. Revenues have decreased to $52,908 for nine months ended September 30, 2003 from $62,387 for the nine months ended September 30, 2002. The decrease in revenues was a result of a downturn in advertising.

General and administrative costs decreased $17 to $68,577 for the three months ended September 30, 2003, from $68,594 for the three months ended September 30, 2002. General and administrative costs decreased $5,524 to $221,740 for the nine months ended September 30, 2003, from $227,264 for the nine months ended September 30, 2002. The decrease was primarily due to a reduction in expenses as the Company explores additional financing options.

Noncash consulting expenses were $270,710 for the three and nine months ended September 30, 2003 as compared to $0 for the comparable periods in 2002. This increase is due to the issuance of 9,270,000 shares of our common stock to four consultants during the quarter ended September 30, 2003.

Depreciation was $4,868 for the three months ended September 30, 2003 compared to $7,362 for the three months ended September 30, 2002. Depreciation was $14,604 for the nine months ended September 30, 2003 compared to $22,086 for the nine months ended September 30, 2002.

This resulted in an overall loss for the three months ended September 30, 2003, of $331,464 ($0.00 per share) as compared to $62,461 ($0.00 per share) for the three months ended September 30, 2002. For the nine months ended September 30, 2003 we had an overall loss of $454,146 ($0.01 per share) as compared to $194,075 ($0.00 per share) for the comparable period in 2002.

Liquidity and capital resources

Our working capital deficit at September 30, 2003 was $359,187. Net cash used in operations for the nine months ended September 30, 2003 was $13,750 compared to $63,040 for the nine months ended September 30, 2002. Accounts payable, accrued expenses and accrued wages increased $138,077. Cash flow provided by financing activities were $10,840 for the nine months ended September 30, 2003 compared to $53,000 for the nine months ended September 30, 2002. In April 2003 the Company's President advanced the Company $10,840. Since inception, we have funded our operations through the private placement of securities.

During the next 12 months we anticipate that we will make certain capital expenditures for video and audio equipment totaling approximately $15,000 related to the expansion of our operations. Other than our working capital, we do not presently have any outside sources of capital. Our working capital is not sufficient to fund the continued implementation of our business plan, including the hiring of additional employees and the purchase of additional equipment. As described above, we intend to seek additional capital in the private and/or public equity markets to provide sufficient working capital to fund the continued implementation of our plan of operation. This additional capital may be provided by the exercise of our outstanding common stock warrants, or through the sale of equity or debt securities, or through the issuance of debt instruments. We have no commitments from any of our warrant holders to exercise the presently outstanding warrants and, accordingly, cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we may be required to cease operations.

The report of the independent auditors on the Company's financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $(926,739) as of September 30, 2003. The Company anticipates that its use of cash will be substantial for the foreseeable future. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to complete its business plan.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

                                International Broadcasting Corporation


November 19, 2003                       /s/ Daryn P. Fleming
                                        Chief Executive Officer,
                                        President and Director