Form 10KSB
period 2003-12-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2004-04-12
CIK 1156390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003


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


  Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2003 $87,424.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 8, 2004 computed by reference to the closing bid price of International Broadcasting, Corporation. on that date:
$1,170,597

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the Common Stock), as of April 8, 2004 was 89,219,900.

Transitional Small Business Disclosure Format (check one): Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB into which the document is incorporated:
(1) Any Annual Report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to rule 424(b) of the Securities Act of 1933(Securities Act:). Not Applicable

 International Broadcasting Corporation 2003 Form 10-KSB Annual Report

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

              Part II

Item 5    Market for Common Equity and
           Related Stockholder Matters ...............................5

Item 6    Management's Discussion and
           Analysis or Plan of Operation .............................5

Item 7    Financial Statements .......................................7

Item 8    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ....................8

Item 8a   Controls and Procedures ....................................8

              Part III

Item 9    Directors, Executive Officers,
          Promoters and Control Persons;
          Compliance With Section 16(a)
          of the Exchange Act ........................................9

Item 10   Executive Compensation .....................................9

Item 11   Security Ownership of Certain
           Beneficial Owners and Management .........................11

Item 12   Certain Relationships and Related
           Transactions .............................................12

Item 13   Exhibits and Reports on Form 8-K ..........................12

Item 14   Principal Accountant Fees and Services.....................12

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We are a developer of publishing, media, and broadcasting related businesses and ventures. The Company is essentially an online and offline content provider with three divisions: IBC Radio Network, IBC News Network, and IBC Entertainment Group.

IBC Radio Network is a 24/7 radio service with a unique, all-talk format focused on business, news, science and the paranormal. The network seeks to carry niche programs not found anywhere else. Radio is an informative and entertaining format that has the test of time behind it.

IBC News Network consists of two different services: 1) An email-based premium service focused on providing profitable short term Micro-Cap "stock tips" to paid subscribers and 2) A press release and news distribution service focused on providing timely financial news, market commentary and other information critical to Micro-Cap stock investors. The IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the Micro-Cap category (stocks under $5). These stocks are quoted on the NASDAQ, NYSE, AMEX, OTCBB, and Pink Sheets. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on microcap stocks, free from any spin, slant or editorial angle. The website is designed to become a viable destination that generates revenue through subscriptions to the premium service, advertising/sponsorship fees and news distribution fees. The concept is to create a service similar to "Wall Street Journal," "Investors Business Daily," but focused on small publicly-traded companies that do not receive mainstream press coverage from such prestigious major business media.

The IBC Entertainment Group endeavors to pursue and gain market share in the independent movie production and distribution industry, beginning with an online, on-demand Internet movie website called cultmoviesonline.com. This dynamic website was the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet . Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience and was the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar Internet broadband market.

Our services

We provide a 24/7 radio service focused on niche content like business, news, science and the paranormal. We broadcast via satellite 24/7.

We provide news and information sourced from a wide array of news sources including television, news wires and the Internet, combined with original editorial commentary. We do not have content supply agreements with these third party sources; rather the content is free, publicly available information which we aggregate in our web sites and on our radio shows. As we continue to expand the content on our web sites and on our radio shows, we may enter into agreements with third party content providers upon customary terms and conditions. As of the date hereof, however, we have not entered into negotiations with any third party content providers. We launched our web sites in December 2000. Since launching our sites, we have developed an opt-in subscriber email list.

The home page of each of our web sites organizes the content in an easy to view format, and visitors to the site can access an array of information including:

- A prominently placed table showing the five most active OTCBB stocks from the trading day, including the symbol, daily volume and percentage of change in the volume from the prior trading day.

- A delayed quote look-up service,

- News headlines for companies

- Internet audio streams in multiple formats so our listeners can access our radio shows via the web.

Original editorial commentary about timely issues affecting micro-cap stocks and companies. The commentary has included such wide range topics from interviews with CEOs at micro-cap companies, to articles explaining the meaning of an E modifier on a ticker symbol to commentary on some of the abuses which can occur in micro-caps.

Presently, our content is either aggregated from third party sources such as news wires or is researched and written by our management in conjunction with outside reporters.

As we continue to mature our business, over the next year it is our goal to feature more original content on our radio shows and web sites. While much of our content is free, we also provide paid premium services to a base of subscribers.

On our websites we include a "Corporate Sponsor" advertising section. This section includes brief summaries of companies, including a business description and summary financial data, provided to us by the advertising company from information contained in its current public filings. The information contained in the Corporate Sponsor section will be clearly marked as advertising.

We supply our radio content to other web sites. Presently, our radio web site can be linked to approximately thirty web sites, and we provide this access without charge as we continue to implement our business plan. In the future we intend to supply content to radio stations. This will expand our audience.

We currently deliver our services through three web sites: www.IBCradio.com, www.IBCNN.com, and www.cultmoviesonline.com. The web sites are hosted for us by third party providers utilizing two web servers to provide redundancy against hardware failures. We have not experienced any major system failures since the launch of our web site.

The third division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. This dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience, and is designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market.

Our business model

Our radio service has grown over the past year. We now broadcast 24/7 via satellite. The radio-advertising model appears to be a promising aspect of the business.

Since the launch of our web sites, we have been providing free access to our sites in an effort to build brand awareness, increase traffic and create a ready source of potential paid subscribers. Our long-term plan is to generate revenues from the sale of advertising and subscriptions for premium services on our web site. We intend to supplement these revenue streams from the sale of electronic products, books and software.

As of January 1, 2001 we launched our initial Premium Service. This has generated limited revenues without any advertising expenses.

We are still in the preliminary stages of developing our advertisers plan. We believe that our target demographic should enable us to build anexpanding advertising business. We expect that as we increase our traffic and expand our offering of news and commentary, we should create opportunities both for increased financial news-related advertising as well as luxury-goods advertising.

We intend to market our radio service and web sites through content-sharing arrangements as well as through print and online advertisements. We intend to target print advertising campaigns in an effort to increase awareness among advertisers about our services. As we finalize our advertising plan, we will seek to employ in-house sales personnel to sell advertising. We may also use independent sales agents.

Intellectual property

We conduct our business under the trade names IBC Radio Network, IBC News Network and IBC Entertainment Group, although we have not yet applied for a registered trademark. We presently intend to apply for a registered trademark of the name IBC Radio Network, IBC News Network and IBC Entertainment Group. There can be no assurance, however, that we will be granted either trademark.

We have obtained the right to the Internet address www.IBCradio.com, www.IBCNN.com, and www.cultmoviesonline.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, and confidentiality agreements, although we do not have confidentiality agreements signed in every instance.

COMPETITION

We compete with a wide range of radio stations, radio networks, financial news companies and news and information sites, including CNN, CNBC, Fox News, Clear Channel, Premier Radio Network, Investor's Business Daily, Barron's, Bloomberg, Dow Jones Newswire, PRNewswire, Reuters, TheStreet.com, Raging Bull.com, Yahoo! Finance, Microsoft Investor, Motley Fool, and CBS MarketWatch.com. We also compete with other web sites offering news and information on microcap stocks. The vast majority of our competitors have more established brands, a longer operating history and greater financial resources than we do. We believe our market segment focus and the nature of our radio service and web site content may provide us with a limited ability to compete. The barriers to entry into our target market segment are limited and we expect increasing competition to develop. These new competitors could be better capitalized than we are, which could give them a significant advantage. There is the possibility that the competitors could capture significant market share of our intended market. We will also compete with a wide spectrum of other information media. Nearly all publications and media seek to sell advertising space and much of this effort is directly or indirectly competitive with our online content.

EMPLOYEES

As of December 31, 2003, we had three employees, five independent contractors and 1 part-time employee, a salesperson. We have no collective bargaining agreements with any unions and we believe that our overall relations with our employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2002, the Company entered into a month-to-month lease for approximately 560 square feet of office space with a monthly rent of $235. The Company currently believes this space is inadequate for our growth and are in negotiations to relocate.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol IBCS. There are approximately 500 record holders of common stock.

                                               High          Low
2002
Second Quarter ................................$.10          $.05
Third Quarter .................................$.07          $.01
Fourth Quarter ................................$.01          $.01

2003
First Quarter .................................$.03          $.01
Second Quarter.................................$.06          $.01
Third Quarter..................................$.03          $.01
Fourth Quarter.................................$.02          $.01

2004
First Quarter..................................$.05          $.01

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

REVENUE RECOGNITION. Advertising and subscription revenues are recognized when the services are completed.


RESULTS OF OPERATIONS

Advertising and fee revenue decreased from $83,284 for the year ended December 31, 2002 to $79,477 for the year ended December 31, 2003, a decrease of $3,807. The decrease was do to reduced subscription revenue. On-Line movie revenues have increased from $1,865 for the year ended December 31, 2002 to $7,947 for the year ended December 31, 2003 an increase of $6,082 The increase in revenues was do increased subscriptions to our CultMovies Online website.

General and administrative costs decreased from $311,943 for the year ended December 31, 2002 to $272,806 for the year ended December 31, 2003 a decrease of $39,137. The decrease was primarily due to a reduction in office expenses and professional fees. Included in general and administrative costs are $172,385 of accrued salary for the year ended December 31, 2003.

Consulting fees increased from $0 for the year ended December 31, 2002 to $288,255 for the year ended December 31, 2003. Stock was issued to consultants for advertising, marketing, creative and technical advise. This includes promoting our advertising services to our target markets, launching and expanding our radio service, and expanding our paid premium services to Australia.

Depreciation has decreased from $31,954 for the year ended December 31, 2002 to $17,460 for the year ended December 31, 2003 a decrease of $14,494. The reduction is depreciation expense was primarily due to the sale of certain assets during the year ended December 31, 2002

Liquidity and capital resources

Our working capital deficit at December 31, 2003 was $388,848. Net cash used in operations for the year ended December 31, 2002 was $75,737 compared to $15,382 for the year ended December 31, 2003. During the year ended December 31, 2003 the Company issued Common Stock valued at $281,510 for consulting fees. Net cash from (used in) investing activities was $27,800 for the year ended December 31, 2002 as compared to $0 for the year ended December 31, 2003. For the year ended 2002 the Company sold an automobile for $27,800. Cash flows provided by financing activities was $53,000 for the year ended December 31, 2002 compared to $10,900 for the year ended December 31, 2003. For the year ended December 31, 2003 two officers of the Company advanced a total of $10,900. These advances are non interest bearing and are payable upon demand. Since inception, we have funded our operations through the private placement of securities. In April 2001 we raised $25,000 through the private placement of common stock. In May and June 2001 we raised a total of $103,392 from a private placement of common Stock. In January 2002 we raised an additional $53,000 from a private placement of common stock.

We have generated limited revenues from both premium services and advertising. These revenues have been sporadic and unpredictable. Our activities have been limited to start-up activities that include the continued development of a business plan and the initial activities involved in the launching of our radio service and web sites and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2004 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

The Company will endeavor to develop successful publishing, media and broadcasting related businesses and ventures. The Company is essentially an online web-based and offline content provider. The flagship division of IBC News Network (fka OTCBB News Network) consists of two different services, 1) an email based Premium Service focused on providing stock tips to paid subscribers, 2) a press release and news distribution service focused on providing timely financial news, market commentary and other information critical to micro-cap stock investors. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a visible destination that generates revenue through subscriptions to the premium service, advertising/sponsorship fees and news distribution fees.

We are currently attempting to expand our IBC News Network division by providing another paid premium service focused on coverage of companies listed on the Australian Stock Exchange. This will facilitate traders in North America to trade after hours on a foreign stock exchange. We have strategic alliances with Australian companies: Strategic Process (Re) Engineering Pty Ltd, Sharetrends Pty Ltd, and Paterson Ord Minnett, a licensed securities dealer and corporate member of the Australian Stock Exchange. Our agreement with this broker provides paid subscribers with an electronic platform to trade Australian stocks. We are in the early stages of setting up and marketing these services and have no significant results to date.

IBC Radio Network is a 24/7 satellite-distributed radio service with a unique, all-talk format. One of the most popular shows is STOCK TALK LIVE, a business radio talk show focused exclusively on continuous coverage of micro-cap stocks each and every stock market trading day. Stock Talk LIVE is a major milestone not only for International Broadcasting Corporation but also for the financial media industry and business information consumers as a whole. There are other weekly and even daily short-length radio shows about tiny companies and stocks, but to the best of our knowledge, no one has ever done LIVE continuous coverage of micro-cap stocks each and every trading day from opening bell to the close. We believe STOCK TALK LIVE is the very first. Other shows include THE LOU GENTILE SHOW, TALK SHOW AMERICA, DREAMLAND WITH WHITLEY STRIEBER, FEET TO THE FIRE, THE BLACK NIGHT AND SQUIRE G SHOW, ENCOUNTERS, SOUND EXPLORER, JACK LANDMAN'S CYBERCITY RADIO, and THE SPACE SHOW. We have exclusive rights to these shows. Our audience is growing rapidly and we believe the radio service provides the most promise of all the divisions.

We have begun to offer retail products like satellite equipment, radios, and other products via direct marketing using shopping cart software on our websites. These products have had limited sales to date. We have a strategic alliance with a third party software developer to provide advanced trading software to our listeners and subscribers. We are in the early stages of marketing the service.

The third division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. To the best of our knowledge, this dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, Cult Movies Online reaches a global audience, and is the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market. During 2003 we made some effort to expand and grow the division. We had arrangements with businesses in the set-top box industry. We have decided to abandon these efforts and arrangements due to the funding requirements that we could not meet. We concluded that entering the online movie business is cost prohibitive at this time due to lack of proper funding. In 2004 we intend to maintain the Cultmovies Online website as it is self sufficient. Our primary focus will be primarily on the radio service and paid premium services.

The report of our independent auditors on our financial statements as of December 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of ($1,003,690). We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, we will be unable to continue to implement our business plan and may be required to cease operations.


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

       Statements of Cash Flows                                     F-6

       Notes to Financial Statements                             F-7 to F-9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
International Broadcasting Corporation

We have audited the accompanying balance sheet of International Broadcasting Corporation as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, the financial position of International Broadcasting Corporation as of December 31, 2003 the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception of $1,003,690 and has negative working capital of $388,848. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





 /s/Sherb & Co., LLP
 --------------------
    Sherb & Co., LLP
Certified Public Accountants



New York, New York
April 8, 2004

                     INTERNATIONAL BROADCASTING CORPORATION
                                 Balance Sheet
                      For the Year Ended December 31, 2003
Current assets:
     Cash                                                    $     1,012
     Marketable securities                                         5,020
                                                             ------------

         Total current assets                                      6,032


Property and equipment, net                                       43,820
                                                             ------------

                                                             $    49,852
                                                             ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                   $    63,741
     Accrued wages                                               320,239
     Due to related party                                         10,900
                                                             ------------

         Total current liabilities                               394,880


Stockholders' deficit:
     Common stock, $.0001 par value; 200,000,000 authorized,
     89,019,900 issued and outstanding                             8,902
     Preferred stock, $.0001 par value; 10,000,000
     authorized, 0 issued and outstanding                           -
     Additional paid-in capital                                  666,240
     Unrealized loss on marketable securities                    (16,480)
     Accumulated deficit                                      (1,003,690)
                                                              -----------

         Total stockholders' deficit                            (345,028)
                                                              -----------

                                                              $   49,852
                                                              ===========

                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                            Statements of Operations
                  For the Years Ended December 31, 2003 & 2002

                                                    Years Ended
                                                    December 31,
                                            2003                    2002
                                     -------------------    -------------------
Revenues:

Advertising and fee revenue          $          79,477      $           83,284
On-line movies                                   7,947                   1,865
                                     -------------------    -------------------

Total revenue                                   87,424                  85,149

Expenses:

General and administrative                     272,806                 311,943
Consulting fees                                288,255                    -
Depreciation and amortization                   17,460                  31,954
                                     ------------------     -------------------

OPERATING LOSS                                (491,097)               (258,748)

Other expenses:
Impairment of intangible                        40,000                    -
                                     ------------------     -------------------

NET LOSS                             $        (531,097)     $         (258,748)
                                     ==================     ===================
NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED            $           (0.01)     $            (0.00)
                                     ==================     ===================

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                         81,554,667              76,850,685
                                     ==================     ===================

                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                       Statements of Stockholders' Deficit
                      For the Year Ended December 31, 2003




                                            Common Stock                       Unrealized
                                       -----------------------   Additional       Gain /
                                         Number of                Paid-in       (Loss) on   Accumulated
                                          Shares       Amount     Capital      Securities     Deficit        Total
                                       -------------   -------   -----------  ------------  ------------  ----------
Balance, December 31, 2001               70,849,900    $7,085    $  273,547   $    12,500   $  (213,845)  $  79,287

Sale of common stock                      5,300,000       530        52,470          -             -         53,000

Purchase of intangible assets             3,000,000       300        59,700          -             -         60,000

Unrealized loss                                -         -             -          (20,600)         -        (20,600)

Net loss                                       -         -             -             -         (258,748)   (258,748)
                                      -------------   --------   -----------  ------------  ------------  ----------
Balance December 31, 2002                79,149,900     7,915       385,717        (8,100)     (472,593)    (87,061)

Issuance of stock for consulting fees     9,870,000       987       280,523          -             -        281,510

Unrealized loss                                -         -             -           (8,380)         -         (8,380)

Net loss                                       -         -             -             -         (531,097)   (531,097)
                                       -------------   -------   -----------  ------------  ------------  ----------
Balance December 31, 2003                89,019,900    $8,902    $  666,240   $   (16,480)  $(1,003,690)  $(345,028)
                                       =============   =======   ===========  ============  ============  ==========



                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                            Statements of Cash Flows
                  For the Years Ended December 31, 2003 & 2002

                                                      For the years ended
                                                         December 31,
                                                 2003                 2002
                                            ---------------      ---------------
NET LOSS                                    $     (531,097)      $     (258,748)
                                            ---------------      ---------------

Adjustments used to reconcile net loss
to net cash used in operating activities:
   Depreciation and amortization                    34,474               31,954
   Common stock issued for services                281,510                 -
   Loss on sale of fixed assets                       -                   7,106
   Non-cash fees received                           12,500                 -
   Impairment of intangible                         40,000                 -
 Decrease in accounts receivable                     3,000                1,500
 Increase in accounts payable and
  accrued wages                                    144,231              142,451
                                            ---------------      ---------------
CASH USED IN OPERATING ACTIVITIES                  (15,382)             (75,737)

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of fixed assets                                 -                  27,800
                                            ---------------      ---------------
CASH FROM INVESTING ACTITIES                          -                  27,800

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans from related party                           10,900                 -
 Sale of common stock                                 -                  53,000
                                            ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           10,900               53,000
                                            ---------------      ---------------
NET (DECREASE) INCREASE IN CASH                     (4,482)               5,063

CASH, beginning of period                            5,494                  431
                                            ---------------      ---------------
CASH, end of period                         $        1,012       $        5,494
                                            ===============      ===============
Supplemental cash flow information:
  Unrealized loss on marketable securities  $        8,380       $         -
                                            ===============      ===============

                 See accompanying notes to financial statements

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

C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, securities, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company does not believe this Statement will have a material effect on its results of operations or financial position.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial position or results of operations.

F. Revenue Recognition - Advertising and subscription revenues are recognized when the services are completed.

G. Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

H. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of December 31, 2003 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholders' deficit.

I. Basis of Presentation - The Company has incurred operating losses since inception of $1,003,690 and has negative working capital of $388,848. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company was in the development stage for the year-ended December 31, 2001 and for the period ended December 31, 2000.

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

3. PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consists of the following:

Furniture, fixtures and equipment       $      28,852
Automobiles                                    67,000
                                        --------------
                                               95,852
Less accumulated depreciation                 (52,032)
                                        --------------
                                        $      43,820
                                        ==============

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. INTANGIBLE ASSET

On August 13, 2002 the Company purchased a web-site for 3,000,000 shares of common stock, valued at $.02 per share, the fair market value at the date of issuance. The website (intangible asset) was recorded on the balance sheet at $60,000 at the date of acquisition and was being amortized over 3 years using the straight-line method. Accumulated amortization was $15,000 prior to the Company determining that the value of the intangible had been impaired. At December 31, 2003 the Company wrote off the un-amortized balance of $40,000.

5. DUE TO RELATED PARTY

During the year ended December 31, 2003 Company's President and an Officer of the Company advanced the Company $10,900 to cover certain expenses. This advance is non-interest bearing and is payable upon demand.


6. STOCKHOLDERS' EQUITY

The Board of directors is authorized, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series. The directors may fix rights, preferences and privileges of the shares of each series. No shares have been issued as of December 31, 2003.

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

During the year ended December 31, 2003 the Company issued 9,570,000 shares of common stock pursuant to form S-8 to four consultants for services rendered. The value of these shares is $275,210 or approximately $.03 per share which was the fair market value on the date of issuance. The Company issued an additional 300,000 retricted shares of common stock to two consultants valued at $6,300 or approximately $.02 per share which was the fair market value on the date of issuance.

7. STOCK OPTION PLAN

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

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. STOCK OPTION PLAN, continued

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

The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2003 no options have been granted under the 2001 stock option plan.

8. INCOME TAXES

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                 Year Ended              Year Ended
                                December 31,            December 31,
                                   2003                    2002
                                ------------            ------------

Taxes benefit computed
    at statutory rate           $  (181,000)            $   (88,000)

State income taxes                   (9,000)                (13,000)

Non-deductible expenses             105,000                    -

Income tax benefit not
    utilized                         85,000                 101,000
                                ------------            ------------
Net income tax benefit          $       -               $      -
                                ============            ============

The Company has a net operating loss carryforward for tax purposes totaling approximately $500,000 at December 31, 2003 expiring through the year 2023.

Listed below are the tax effects of the items related to the Company's net tax asset:
                                      December 31,
                                         2003

Tax benefit of net operating
    loss carryforward                  $199,000

Tax benefit of accruals                  69,000

Valuation allowance                    (268,000)
                                      ----------
Net deferred tax asset recorded       $    -
                                      ==========

The valuation allowance for deferred tax assets increased by $85,000 during the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 8a.    CONTROLS AND PROCEDURES.

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

NAME                                AGE        POSITION
----                                ---        --------

Daryn P. Fleming                    39         President, CEO and director

Darrell W. Nether                   46         Vice-President, COO and director

Sandra S. Nether                    51         Secretary, treasurer and director



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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during December 31, 2001, 2002 and 2003 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000:



                                 Fiscal
                                 Year                                  Other Annual     LTIP            All Other
 Name and Principal Position     Compensation    Salary       Bonus    Compensation     Options/ (#)     Payouts
 ----------------------------------------------------------------------------------------------------------------
 Daryn P. Fleming                 2003(1)         $ 2,308         0          0             0      0        0
                                  2002(1)         $34,616         0          0             0      0        0
                                  2001(2)         $46,615         0          0             0      0        0

(1) Mr. Fleming's annual salary is $72,000. The Company has been recording the unpaid portion of his salary as accrued payroll.

(2) Beginning in June 2001 Mr. Fleming began receiving a salary based upon $72,000 annual compensation. For the period of January 1, 2001 through May 31, 2001 we imputed compensation of $30,000 which represented the fair value of his services to us.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the period of October 13, 2000 (inception) through December 31, 2003 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000 during this period.



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

                          OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the year ended December 31, 2003 to
(i) our President and CEO and (ii) each of our executive officers who earned more than $100,000 during this period.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At March 31, 2004 there were an aggregate of 89,219,900 shares of common stock issued and outstanding. The following table sets forth, as of March 31, 2004, information known to us relating to the beneficial ownership of shares of common stock by:

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

 Name and Address of           Amount and Nature of          Percentage
 Beneficial Owner              Beneficial Ownership           of Class
 -------------------           --------------------          ----------
 Daryn P. Fleming                       40,000,000                44.8%
 Darrell W. Nether                       2,500,000                 2.8%
 Sandra S. Nether                        7,500,000                 8.4%
 Tyler Fleming (1)                       5,000,000                 5.6%
 All officers and directors
 as a group (three persons)             50,000,000                 56.0%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No. Description of Document

 3.1 Articles of Incorporation of International Broadcasting Corporation (1)
 3.2 By-laws of International Broadcasting Corporation (1)
 4.1 Form of common stock certificate (1)
 4.2 Form of warrant (1)
 4.3 International Broadcasting Corporation 2001 Stock Option Plan (1)
31.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the registration statement on Form SB-2, file number 333-67484, as amended, as declared effective by the Securities and Exchange Commission on October 30, 2001.

(b) Reports on Form 8-K.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:


                                                2003                   2002
                                              -------                -------

Fees for audit services                       $13,000                $12,500

Fees for audit related services                  -                      -

Tax fees                                        1,500                  1,500

All other fees                                   -                      -


The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     INTERNATIONAL BROADCASTING CORPORATION

Date: April 12, 2004                        By: /s/ Daryn P. Fleming
                                               ---------------------------
                                               Daryn P. Fleming, President