Form 10QSB
period 2004-03-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2004-05-17
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                                 --------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission file number 333-67484
                                               ---------

                     INTERNATIONAL BROADCASTING CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 NEVADA                                     91-2101440
                 ------                                     ----------
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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,219,900 shares of Common Stock as of May 7, 2004.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - March 31, 2004 ......................... 1


         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2004 and 2003................................ 2


         Statements of Cash Flows (unaudited) for
         Three Months Ended March 31, 2004 and 2003.......................... 3


         Notes to Financial Statements ......................................4-5


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


Item 3. CONTROLS AND PROCEDURES ............................................. 7


PART II. OTHER INFORMATION................................................... 8


Signatures .................................................................. 9


Certifications ............................................................10-11

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                   $             2,505
     Marketable securities                                                2,501
                                                            --------------------

         Total current assets                                             5,006

Property and equipment, net                                              38,950
                                                            --------------------

                                                            $            43,956
                                                            ====================


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                   $           52,050
     Accrued Wages                                                      364,489
     Due to related party                                                22,550
                                                             -------------------

         Total current liabilities                                      439,089


Stockholders' deficit:
     Preferred stock, $.0001 par value; 10,000,000
      authorized, 0 issued and outstanding                                 -
     Common stock, $.0001 par value; 200,000,000
      authorized, 89,219,900 issued and outstanding                       8,922
     Additional paid-in capital                                         671,820
     Unrealized loss on marketable securities                           (18,999)
     Accumulated deficit                                             (1,056,876)
                                                             -------------------

         Total stockholders' deficit                                   (395,133)
                                                             -------------------

                                                             $           43,956
                                                             ===================


                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                For the Three Months
                                                   Ended March 31,
                                             2004                    2003
                                      ------------------     -------------------
                                         (Unaudited)             (Unaudited)



Advertising and fee revenue           $          25,959      $           15,694

On-line movies                                    1,580                    -
                                      ------------------     -------------------


Total revenue                                    27,539                  15,694

General and administrative                       70,253                  74,613

Consulting fees                                   5,600                    -

Depreciation and amortization                     4,870                   4,868
                                      ------------------     -------------------


NET LOSS                                        (53,184)                (63,787)


NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED                    $    (0.00)             $    (0.00)
                                      ==================     ===================

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                          89,108,789              79,149,000
                                      ==================     ===================














                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                    For the three months
                                                       Ended March 31,
                                                    2004               2003
                                              --------------     ---------------
                                                 (Unaudited)        (Unaudited)

NET LOSS                                      $     (53,184)     $      (63,787)
                                              --------------     ---------------

Adjustments used to reconcile net loss to net cash used in operating activities:

         Depreciation and Amortization                4,870               9,868
         Common stock issued for services             5,600                -
         Decrease in accounts receivable               -                    500
         Increase in accounts payable and
          accrued wages                              32,557              48,733
                                              --------------     ---------------



     CASH USED IN OPERATING ACTIVITIES              (10,157)             (4,686)


CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from related party                             11,650                -
                                              --------------     ---------------



    Net CASH PROVIDED BY FINANCING ACTIVITIES        11,650                -
                                              --------------     ---------------

NET INCREASE (DECREASE) IN CASH
                                                      1,493              (4,686)

CASH, beginning of period                             1,012               5,494
                                              --------------     ---------------
CASH, end of period                           $       2,505      $         808
                                              ==============     ===============

Supplemental cash flow information:
    Unrealized loss on marketable securities  $       2,519      $         200
                                              ==============     ===============


                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2003.

2. BUSINESS

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information. The Company is also a radio broadcaster, offering financial news, science and paranormal content via satellite.

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

C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses, approximate fair value based on the short-term maturity of these instruments.

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

5. PROPERTY AND EQUIPMEMT


At March 31, 2004, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $        95,652
Less: Accumulated depreciation                                 (56,702)
                                                       ----------------
                                                       $        38,950
                                                       ================

6. STOCKHOLDERS' EQUITY

In February 2004, the Company issued 200,000 shares to a consultant for services rendered. The Company valued the shares at the fair market value on the day of the issuance, $0.028 or $5,600.

7. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our December 31, 2003 financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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


Results of Operations

Advertising and fee revenue increased to $25,959 for the three months ended March 31, 2004 from $15,694 for the three months ended March 31, 2003 a increase of $10,265. The increase was due to increased subscription revenue and advertising. On-Line movie revenues have increased for the three months ended March 31, 2004 to $1,580 from $0 the three months ended March 31, 2003. The increase in revenues was due the Company commencing operation of its CultMovies Online website in the second quarter of 2003.

General and administrative costs decreased to $70,253 for the three months ended March 31, 2004 from $74,613 for the three months ended March 31, 2003 a decrease of $4,360. The decrease was primarily due to a reduction in office expenses and professional fees. Included in general and administrative costs are $44,250 of accrued salary for the three months ended March 31, 2004.

Consulting fees increased for the three months ended March 31, 2004 to $5,600 from $0 for the three months ended March 31, 2003. The Company paid a consultant for web-site development.

Depreciation has increased for the three months ended March 31, 2004 to $4,870 from $4,868 for the for the three months ended March 31, 2003.

Liquidity and Capital Resources

Our working capital deficit at March 31, 2004 was $434,083. Net cash used in operations for the three months ended March 31, 2004 was $10,157 compared to $4,686 for the three months ended March 31, 2003 a increase of $5,471. During the three months ended March 31, 2004 the Company issued common stock valued at $5,600 for consulting fees. Cash flow provided by financing activities for the three months ended March 31, 2004 was $11,650 compared to $0 for the three months ended March 31, 2003. For the three months ended March 31, 2004 an officer of the Company paid bills of $11,650 on behalf of the Company. These advances are non interest bearing and are payable upon demand. Since inception, we have funded our operations through the private placement of securities.

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

We are currently attempting to expand our IBC News Network division by providing another paid premium service focused on coverage of companies listed on the Australian Stock Exchange. This will facilitate traders in North America to trade after hours on a foreign stock exchange. We have strategic alliances with Australian companies: Strategic Process (Re) Engineering Pty Ltd, Sharetrends Pty Ltd, and Patterson Ord Minnette, a licensed securities dealer and corporate member of the Australian Stock Exchange. Our agreement with this broker provides paid subscribers with an electronic platform to trade Australian stocks. We are in the early stages of setting up and marketing these services and have no significant results to date.

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

The third division is the IBC Entertainment Group which intends to pursue and gain market share in the independent movie production and distribution industry beginning with the online, on-demand internet website CultMovies Online. To the best of our knowledge, this dynamic website is the first to exclusively offer hard-to-find, unconventional full-length feature films for broadcast streaming via the Internet. Established in January 2002 and acquired in August 2002 by IBC, CultMovies Online reaches a global audience, and is the first of planned websites designed to capture subscription-based and pay-per-view revenues from the multi-billion dollar internet broadband market. During 2003 we made some effort to expand and grow the division. We had arrangements with businesses in the set-top box industry. We have decided to abandon these efforts and arrangements due to the funding requirements that we could not meet. We concluded that entering the online movie business is cost prohibitive at this time due to lack of proper funding. We intend to maintain the Cult Movies Online website as long as it is self sufficient. Our primary focus will be primarily on the radio service and paid premium services.

The report of our independent auditors on our financial statements as of December 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,056,876 as of March 31, 2004. We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, it will be unable to continue to implement our business plan and may be required to cease operations.

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

                                     PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

In February 2004, the Company issued 200,000 shares to a consultant for services rendered at $0.028 per share or $5,600, the fair market value at the time of the issuance.

Item 3.   Defaults in Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K

         (1) Exhibits

             31.1 Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

         (2) Reports on Form 8-K

                 None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        International Broadcasting Corporation


                                        /s/ Daryn P. Fleming
                                        ----------------------------------------
                                        Chief Executive Officer,
May 17, 2004                            President, Director and Chief Accounting
                                        Officer