Form 10QSB
period 2004-06-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2004-08-13
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 --------------


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


                 5100 N. 27th Street Suite A-2 Lincoln, NE 68521
              -----------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (402)-742-0493
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,256,900 shares of Common Stock as of August 12, 2004.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - June 30, 2004 ..........................  1


         Statements of Operations (unaudited) for the Six
         Months Ended June 30, 2004 and 2003.................................  2


         Statements of Cash Flows (unaudited) for
         Three and Six Months Ended June 30, 2004 and 2003.........,.........  3


         Notes to Financial Statements ......................................  4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ..........................................................5-7


Item 3. CONTROLS AND PROCEDURES .............................................  7


PART II. OTHER INFORMATION...................................................  8


Signatures ..................................................................  9


Certifications ............................................................10-11

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS


Current assets:
     Cash                                                                                                           $ 5,217
     Marketable securities                                                                                           16,286
                                                                                                        --------------------

         Total current assets                                                                                        21,503

Property and equipment, net                                                                                          34,080
                                                                                                        --------------------

                                                                                                                   $ 55,583
                                                                                                        ====================


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                                                         $ 46,691
     Accrued wages                                                                                                  408,739
     Deferred revenue                                                                                                 1,250
     Due to related party                                                                                            22,550
                                                                                                        --------------------

         Total current liabilities                                                                                  479,230


Stockholders' deficit:
     Common stock, $.0001 par value; 200,000,000 authorized,
     89,256,900 issued and outstanding                                                                                8,926
     Preferred stock, $.0001 par value; 10,000,000 authorized,
         0 issued and outstanding                                                                                         -
     Additional paid-in capital                                                                                     672,593
     Unrealized loss on marketable securities                                                                        (5,214)
     Accumulated deficit                                                                                         (1,099,952)
                                                                                                        --------------------

         Total stockholders' deficit                                                                               (423,647)
                                                                                                        --------------------

                                                                                                                   $ 55,583
                                                                                                        ====================

                 See accompanying notes to financial statements
                                       1

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the Three Months                    For the Six Months
                                                           Ended June 30,                         Ended June 30,
                                                        2004                  2003                 2004             2003
                                                    (Unaudited)            (Unaudited)         (Unaudited)      (Unaudited)
                                                 ----------------      ------------------  ---------------   --------------


Advertising and fee revenue                           $  15,671               $ 22,773          $ 41,630           $ 40,217

On-line movies                                            1,318                      -             2,898                -
                                                 ----------------      ------------------  ---------------   --------------

Total revenue                                            16,989                 22,773            44,528             40,217
                                                 ----------------      ------------------  ---------------   --------------

General and administrative ..........                    54,425                 78,551           124,673            153,163

Consulting Fees                                             777                      -             6,377               -

Depreciation and amortization                             4,870                  4,868             9,740             9,736
                                                 ----------------      ------------------  ---------------   --------------

NET LOSS                                               (43,083)               (60,646)          (96,262)          (122,682)
                                                 ================      ==================  ===============   ==============

NET LOSS PER COMMON SHARE -

        BASIC AND DILUTED ...........                  $ (0.00)               $ (0.00)           $(0.00)         $   (0.00)
                                                 ================      ==================  ===============   ==============

WEIGHTED AVERAGE COMMON SHARES

        OUTSTANDING .................                89,236,718             79,149,900        89,177,173         79,149,900
                                                 ================      ==================  ===============   ==============

                 See accompanying notes to financial statements
                                       2

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                    June 30,            June 30,
                                                                                      2004               2003
                                                                                   (Unaudited)        (Unaudited)
                                                                                  --------------    --------------

NET LOSS                                                                          $(96,262)            $(122,682)
                                                                                  --------------    --------------

Adjustments used to reconcile net loss to net cash

 used in operating activities:

          Depreciation and Amortization                                               9,740              19,736

          Common stock issued for services                                            6,377                   -

          Decrease in accounts receivable                                                 -               1,000

          Increase in deferred revenue                                                1,250                   -

          Increase  in accounts payable and

           accrued wages                                                             71,450              92,286
                                                                                  --------------    --------------

     CASH USED IN OPERATING ACTIVITIES                                            $ (7,445)            $ (9,660)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from related party                                                             11,650               6,000
                                                                                  --------------    --------------

    Net CASH PROVIDED BY FINANCING ACTIVITIES                                        11,650               6,000



NET INCREASE IN CASH                                                                  4,205              -3,660



CASH, beginning of period                                                             1,012               5,494


                                                                                  --------------    --------------
CASH, end of period                                                               $   5,217           $   1,834
                                                                                  ==============    ===============

Supplemental cash flow information:

                Unrealized gain on marketable securities                           $ 11,266            $      -
                                                                                  ==============    ===============
                 Cash paid for Interest and Income Taxes                           $      -            $      -
                                                                                  ==============    ===============

                                       3
                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company)audited financial statements for the year ended December 31, 2003.

2. BUSINESS

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information. The Company is also a radio broadcaster, offering financial news, science and Paranormal content via satallite.

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

5. PROPERTY AND EQUIPMEMT


At June 30, 2004, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   ----------------
Furniture, fixtures and equipment        5 years       $       95,652
Less: Accumulated depreciation                                (61,572)
                                                       ----------------
                                                       $       34,080
                                                       ================

6. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

7.  SHAREHOLDERS' EQUITY

In May 2004, the Company issued 37,000 common shares to a consultant for services rendered at $0.021 per share, the fair market value at the time of the issuance.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this prospectus.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements dated December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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


Results of Operations

Advertising and fee revenue decreased to $15,671 for the three months ended June 30, 2004 from $22,773 for the three months ended June 30, 2003 a decrease of $7,102. The decrease was due to decreased subscription revenue and advertising. Advertising and fee revenue increased to $41,630 for the six months ended June 30, 2004 from $40,217 for the six months ended June 30, 2003 an increase of $1,413. On-Line movie revenues have increased for the three months ended June 30, 2004 to $1,318 compared to $0 for the three months ended June 30, 2003. On-Line movie revenues have increased for the six ended June 30, 2004 to $2,898 compared to $0 for the six months ended June 30, 2003. The increase in revenues was due the Company commencing operation of its CultMovies Online website in the second quarter of 2003.

General and administrative costs decreased to $54,425 for the three months ended June 30, 2004 from $78,551 for the three months ended June 30, 2003 a decrease of $24,126. General and administrative costs decreased to $124,673 for the six months ended June 30, 2004 from $153,163 for the six months ended June 30, 2003 a decrease of $28,490 The decrease was primarily due to a reduction in office expenses and professional fees. Included in general and administrative costs are $44,250 of accrued salary for the three months ended June 30, 2004 and $88,500 for the six months ended June 30, 2004.

Consulting fees increased for the three months ended June 30, 2004 to $777, from $0 for the three months ended June 30, 2004. The Company issued a consultant 37,000 shares of common stock valued at $777 for consulting fees. Consulting fees increased for the six months ended June 30, 2004 to $6,377, from $0 for the six months ended June 30, 2004. The Company issued a consultant 37,000 shares of common stock valued at $777 for consulting fees and issued a consultant
200,000 shares of common stock valued at $5,600 for web-site development.

Depreciation has increased for the three months ended June 30, 2004 to $4,870 from $4,868 for the for the three months ended June 30, 2004. Depreciation has increased for the six months ended June 30, 2004 to $9,740 from $9,736 for the for the three months ended June 30, 2004

Liquidity and Capital Resources

Our working capital deficit at June 30, 2004 was $457,727. Net cash used in operations for the six months ended June 30, 2004 was $7,445 compared to $9,660 for the six months ended June 30, 2003 a decrease of $2,215. During the six months ended June 30, 2004 the Company issued Common Stock valued at $6,377 for consulting fees. Cash flow provided by financing activities for the six months ended June 30, 2004 was $11,650 compared to $6,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004 an officer of the Company paid bills of $11,650 on behalf of the Company. These advances are non interest bearing and are payable upon demand. Since inception, we have funded our operations through the private placement of securities.

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

The report of our independent auditors on our financial statements as of December 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,099,952 as of June 30, 2004. We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, it will be unable to continue to implement our business plan and may be required to cease operations.


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

                                     PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

In May 2004, the Company issued 37,000 shares to a consultant for services rendered at $0.021 per share, the fair market value at the time of the issuance.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

         (1) Exhibits

               31.1 Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

               32.1 Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

         (2) Reports on Form 8-K

                 None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        International Broadcasting Corporation

August 12, 2004         /s/ Daryn P. Fleming  Chief  Executive  Officer,
                        President, Director and Chief Accounting Officer