Form 10QSB
period 2004-09-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2004-11-22
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004
                                                 ------------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,297,400 shares of Common Stock as of September 12, 2004.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - September 30, 2004 ...................  1

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2004 and 2003..........................  2

         Statements of Cash Flows (unaudited) for
         Nine Months Ended September 30, 2004 and 2003.....................  3

         Notes to Financial Statements .................................... 4-5

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ........................................................ 6-7

Item 3. CONTROLS AND PROCEDURES ........................................... 8-9

PART II. OTHER INFORMATION.................................................  10

Signatures

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                               September 30, 2004
                                   (Unaudited)


Current assets:
     Cash                                                    $            6,814
     Accounts receivable                                                      -
     Marketable securities                                               25,675
                                                             -------------------

         Total current assets                                            32,489

Property and equipment, net                                              29,208
                                                             -------------------

                                                             $           61,697
                                                             ===================


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                   $           48,593
     Accrued wages                                                      132,660
     Deferred revenue                                                    16,668
     Due to related party                                                22,550
                                                             -------------------

         Total current liabilities                                      220,471

Stockholders' deficit:
     Common stock, $.0001 par value; 200,000,000
     authorized, 104,297,400 issued and outstanding                      10,430
     Preferred stock, $.0001 par value; 10,000,000
     authorized, 0 issued and outstanding                                     -
     Additional paid-in capital                                         991,966
     Unrealized loss on marketable securities                            (8,325)
     Accumulated deficit                                             (1,152,845)
                                                             -------------------

         Total stockholders' deficit                                   (158,774)
                                                             -------------------

                                                             $           61,697
                                                             ===================




                 See accompanying notes to financial statements
                                        1

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Three Months                 For the Nine Months
                                                  Ended September 30,                  Ended September 30,
                                                2004                2003              2004             2003
                                           ---------------     ---------------    --------------   -------------
Advertising and fee revenue                $       15,525      $       12,691     $      57,155    $     52,908
On-line movies                                        880                   -             3,778               -
                                           ---------------     ---------------    --------------   -------------

Total revenue                                      16,405              12,691            60,933          52,908

General and administrative                         63,772              68,577           188,445         221,740
Consulting Fees                                       548             270,710             6,925         270,710
Depreciation and amortization                       4,874               4,868            14,610          14,604
                                           ---------------     ---------------    --------------   -------------

NET LOSS                                          (52,789)           (331,464)         (149,047)       (454,146)


NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED                  $        (0.00)     $        (0.00)    $       (0.00)   $      (0.01)
                                           ===============     ===============    ==============   =============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                            92,770,850          88,490,559        90,384,152      82,274,900
                                           ===============     ===============    ==============   =============



                 See accompanying notes to financial statements
                                        2

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                           2004               2003
                                                       --------------     -------------
NET LOSS                                               $    (149,047)         (454,146)
                                                       --------------     -------------

Adjustments used to reconcile net loss to net cash used in operating activities:

          Depreciation and Amortization                       14,612            29,604
          Common stock issued for services                     6,925           270,710
          Common Stock received for payment                  (20,000)                -
          Decrease in accounts receivable                          -             2,005
          Increase in deferred revenue                        16,668                 -
          Increase  in accounts payable and
           accrued wages                                     119,017           138,077
                                                       --------------     -------------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $     (11,825)     $    (13,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                                  5,977                 -
                                                       --------------     -------------

    Net CASH PROVIDED BY INVESTING ACTIVITIES                  5,977                 -
                                                       --------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party                                      11,650            10,840
                                                       --------------     -------------

    Net CASH PROVIDED BY FINANCING ACTIVITIES                 11,650            10,840
                                                       --------------     -------------

NET INCREASE (DECREASE) IN CASH                                5,802            (2,910)

CASH, beginning of period                                      1,012             5,494
                                                       --------------     -------------
CASH, end of period                                    $       6,814      $      2,584
                                                       ==============     =============
                                                       $           -
Supplemental cash flow information:

      Unrealized loss on marketable securities         $      (3,150)     $     (8,100)
                                                       ==============     =============
      Cash paid for Interest and Income Taxes          $           -      $          -
                                                       ==============     =============
      Common Stock issued for accrued payroll          $     320,329      $          -
                                                       ==============     =============


                                        3
                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flow as of the dates and periods presented. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company)audited financial statements for the year ended December 31, 2003.

2. BUSINESS

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information. The Company is also a radio broadcaster, offering financial news via satellite.

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

5. PROPERTY AND EQUIPMEMT


At September 30, 2004, property and equipment consisted of the following:

                                      Estimated life        Amount
                                      --------------   --------------
Furniture, fixtures and equipment        5 years       $       95,652
Less: Accumulated depreciation                                (66,444)
                                                       --------------
                                                       $      29,208
                                                       ==============

6. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

7. SHAREHOLDERS' EQUITY

In August 2004, the Company's Director and two officers elected to convert the balance of their salary through December 31, 2003 into common stock. The Company issued each of these three a total of 5,000,000 shares of common stock valued at $0.021 or $106,776 in satisfaction of their accrued salary.

In September 2004, the Company issued 40,500 common shares to a consultant for services rendered at $0.015 per share for a total of $588, the fair market value at the time of the issuance.

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

Results of Operations

Advertising and fee revenue increased to $15,525 for the three months ended September 30, 2004 from $12,691 for the three months ended September 30, 2003 an increase of $2,834. The increase was due to increased advertising. Advertising and fee revenue increased to $57,115 for the nine months ended September 30, 2004 from $52,908 for the nine months ended September 30, 2003 an increase of $4,207. This was due to increased advertising. On-Line movie revenues have increased $880 and $3,778 for the three and nine months ended September 30, 2004 to compared to $0 for the three and nine months ended September 30, 2003. The Company does not consider the online movie division to be a significant part of it current or future revenue.

General and administrative costs decreased to $63,772 for the three months ended September 30, 2004 from $68,577 for the three months ended September 30, 2003 a decrease of $4,805. General and administrative costs decreased to $188,445 for the nine months ended September 30, 2004 from $221,740 for the nine months ended September 30, 2003 a decrease of $33,295. The decrease was primarily due to a reduction in office expenses and professional fees. Included in general and administrative costs are $44,250 of accrued salary for the three months ended September 30, 2004 and $132,660 for the nine months ended September 30, 2004.

Consulting fees decreased for the three months ended September 30, 2004 to $548, from $270,710 for the three months ended September 30, 2003. Consulting fees decreased for the nine months ended September 30, 2004 to $6,925, from $270,710 for the nine months ended September 30, 2003. For the three months ended September 30, 2004, the Company issued a consultant 40,500 shares of common stock valued at $548 for consulting fees. For the nine months ended September 30, 2004, the Company issued several consultants a total of 277,500 shares of common stock valued at $6,925 for consulting fees. For the three and nine months ended September 30, 2003 the Company issued a consultant 9,270,000 shares of common stock value at $270,710.

Depreciation expense for the three months ended September 30, 2004 was $4,874 Compared to $4,868 for the three months ended September 30, 2003. Depreciation expense for the nine months ended September 30, 2004 was $14,610 compared to $14,604 for the for the nine months ended September 30, 2004

Liquidity and Capital Resources

Our working capital deficit at September 30, 2004 was $187,982. Net cash used in operations for the nine months ended September 30, 2004 was $(11,825) compared to net cash used $(13,750) for the nine months ended September 30, 2003 a decrease of $1,925. During the nine months ended September 30, 2004 the Company issued Common Stock valued at $6,925 for consulting fees. The Company received $20,000 in common stock in lieu of payment for advertising. Cash flow provided by investing activities for the nine months ended September 30, 2004 was $5,977 compared to $0 for the nine months ended September 30, 2003. The Company sold marketable securities valued at $5,977 during the nine months ended September 30, 2004. Cash flows from financing activities for the nine months ended September 30, 2004 were $11,650, an officer of the Company paid bills on behalf of the Company. These advances are non interest bearing and are payable upon demand.

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

The report of our independent auditors on our financial statements as of December 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,152,845 as of September 30, 2004. We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, it will be unable to continue to implement our business plan and may be required to cease operations.

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

None

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

                                        International Broadcasting Corporation

November 22, 2004                       /s/ Daryn P. Fleming
                                            ----------------------------
                                            Chief  Executive  Officer,
                                            President, Director and Chief
                                            Accounting Officer