Form 10KSB
period 2004-12-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2005-04-06
CIK 1156390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

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


                5100 N. 27th Street, Suite A-2, Lincoln, NE 68521
               (Address of Principal Executive Offices)(Zip Code)


                                  (402)742-0493
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


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


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2004 $105,736.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 4 2005 computed by reference to the closing bid price of International Broadcasting, Corporation on that date: $561,604

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the Common Stock), as of April 4 2004 was 104,724,042

Transitional Small Business Disclosure Format (check one): Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB into which the document is incorporated:
(1) Any Annual Report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to rule 424(b) of the Securities Act of 1933(Securities Act:). Not Applicable

      International Broadcasting Corporation 2004 Form 10-KSB Annual Report

                                Table of Contents

              Part I                                                  Page

Item 1    Description of Business ..................................... 2

Item 2    Description of Property ..................................... 5

Item 3    Legal Proceedings ........................................... 5

Item 4    Submission of Matters to a
          Vote of Security Holders .................................... 5

              Part II

Item 5    Market for Common Equity and
          Related Stockholder Matters ................................. 5

Item 6    Management's Discussion and
          Analysis or Plan of Operation ............................... 5

Item 7    Financial Statements ........................................ 7

Item 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ...................... 8

Item 8a   Controls and Procedures ..................................... 8



              Part III



Item 9    Directors and Executive Officers of the registrant .......... 9



Item 10   Executive Compensation ...................................... 9



Item 11   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters............. 11



Item 12   Certain Relationships and Related
          Transactions ............................................... 12



Item  13   Exhibits .................................................. 12



Item 14   Principal Accountant Fees and Services...................... 12

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We are a developer of broadcasting, publishing and media related businesses and ventures. The Company is essentially an online and offline content provider with two divisions: IBC Radio Network and IBC News Network.

IBC Radio Network is a 24/7 radio service with a unique, all-talk format focused on business, news, science and the paranormal. The network seeks to carry niche programs not found anywhere else. Radio is an informative and entertaining format that has the test of time behind it.

IBC News Network is an email-based premium service focused on providing profitable short term Micro-Cap "stock tips and news" to paid subscribers. The IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the Micro-Cap category (stocks under $5). These stocks are quoted on the NASDAQ, NYSE, AMEX, OTCBB, and Pink Sheets. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on microcap stocks, free from any spin, slant or editorial angle. The website is designed to become a viable destination that generates revenue through subscriptions to the premium service. The concept is to create a service similar to "Wall Street Journal," and "Investors Business Daily," but focused on small publicly-traded companies that do not receive mainstream press coverage from such prestigious major business media.


Our services

We provide a 24/7 radio service focused on niche content like business, news, science and the paranormal. We broadcast via satellite 24/7, on AM radio stations in select communities, and on a wireless network. We provide news and information sourced from a wide array of sources including television, news wires and the Internet, combined with original editorial commentary. We do have some agreements with third party content providers upon customary terms and conditions. We launched our web sites in December 2000. Since launching our sites, we have developed an opt-in subscriber email list.

Our websites have Internet audio streams in multiple formats so our listeners can access our radio shows via the web.

Our business content is narrow and focused, consisting of news and commentary about micro-cap stocks (stocks priced below $5) and the affiliated companies. The commentary includes a wide range of topics from interviews with CEOs at micro-cap companies, to phone calls from listeners expressing their opinions about micro cap stocks and companies. We have also provided commentary on some of the abuses which can occur in micro-caps. Non-business content includes "paranormal", exploring issues such as UFOs, hauntings, possessions, and other "new-age" and "edge" content, and political talk.

Presently, our content is either aggregated from third party sources such as news wires and the opinions of show hosts and listeners and is researched and written by our management in conjunction with outside reporters.

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

We supply our radio content to other web sites and radio stations. Presently, our radio web site can be linked to approximately forty web sites, and we provide this access without charge as we continue to implement our business plan.

We currently deliver our services through three web sites: www.IBCRN.com, www.IBCNN.com, and www.stockpickradio.com The web sites are hosted for us by third party providers utilizing two web servers to provide redundancy against hardware failures. We have not experienced any major system failures since the launch of our web sites.

Our Business Model

Our radio service has grown over the past three years. We now broadcast 24/7 via satellite. The radio-advertising model appears to be the most promising aspect of the business.

The purpose of our web sites is to build brand awareness through increased traffic and create a ready source of potential paid subscribers and users of products and services. Our long-term plan is to generate revenues from the sale of advertising and subscriptions for premium services. We intend to supplement these revenue streams with the sale of electronic products, as well as books and software.


Although we are in still the early stages of our business plan, recent increases in the number of advertisers leads us to believe that our target demographics should enable us to build an expanding advertising business. We expect that as we increase our the size of our audience, website traffic and expand our distribution outlets for content, we should create opportunities both for increased financial news related advertising as well as traditional advertising.

We intend to market our radio service and web sites to the general public through content-sharing arrangements as well as through print, radio, television and online advertisements. We intend to launch targeted direct mail advertising campaigns in an effort to increase awareness among advertisers about our services. As we finalize our advertising plan, we will seek to employ in-house sales personnel to sell advertising. We also will use independent sales agents.

Intellectual property

We conduct our business under the trade names IBC Radio Network and IBC News Network. We have not yet applied for a registered trademark. We presently intend to apply for a registered trademark of the names IBC Radio Network and IBC News Network. There can be no assurance, however, that we will be granted either trademark.

We have obtained the right to the Internet address www.IBCradio.com, www.IBCRN.com, www.IBCNN.com, and www.stockpickradio.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, and confidentiality agreements, although we do not have confidentiality agreements signed in every instance.

COMPETITION

We compete with a wide range of radio stations, radio networks, financial news companies and news and information sites, including CNN, CNBC, Fox News, Clear Channel, Premier Radio Network, Investor's Business Daily, Barron's, Bloomberg, Dow Jones Newswire, PRNewswire, Reuters, TheStreet.com, Raging Bull.com, Yahoo! Finance, Microsoft Investor, Motley Fool, and CBS MarketWatch.com. We also compete with other web sites offering news and information on microcap stocks. The vast majority of our competitors have more established brands, a longer operating history and greater financial resources than we do. We believe our market segment focus and the nature of our radio service and web site content may provide us with a limited ability to compete. The barriers to entry into our target market segment are limited and we expect increasing competition to develop. These new competitors could be better capitalized than we are, which could give them a significant advantage. There is the possibility that the competitors could capture significant market share of our intended market. We will also compete with a wide spectrum of other information media. Nearly all publications and media seek to sell advertising space and airtime and much of this effort is directly or indirectly competitive with our online content.

EMPLOYEES

As of December 31, 2004, we had three employees and 3 independent contractors. We have no collective bargaining agreements with any unions and we believe that our overall relations with our employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

In August of 2004, the Company secured arrangements enabling it to operate without any leases for approximately 2,000 square feet of office space. The Company currently believes this space is inadequate for our future growth and is in negotiations to relocate.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The Company's Common Stock presently trades on the OTC Bulletin Board under the symbol IBCS. There are approximately 500 record holders of common stock.

                                               High          Low

2003
First Quarter .................................$.03          $.01
Second Quarter.................................$.06          $.01
Third Quarter..................................$.03          $.01
Fourth Quarter.................................$.02          $.01

2004
First Quarter..................................$.05          $.01
Second Quarter ................................$.04          $.02
Third Quarter .................................$.03          $.01
Fourth Quarter ................................$.02          $.01

2005
First Quarter..................................$.02          $.01

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements dated December 31, 2004 includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Results of Operations

Advertising and fee revenue increased to $101,397 for the year ended December 31, 2004 from $79,477 for the year ended December 31, 2003 an increase of $21,920. The increase was due to increased advertising of $36,754. There was a decrease in On-Line revenues of $14,834. On-Line movie revenues have decreased to $4,339 for the year ended December 31, 2004 from $7,947 for the year ended December 31, 2003 The Company no longer operates an online movie division.

General and administrative costs increased to $291,288 for the year ended December 31, 2004 from $272,806 for the year ended December 31, 2003 an increase of $18,482. The increase was primarily due to a increase in office expenses and professional fees. Included in general and administrative costs are $177,000 of accrued salary.

Consulting fees decreased for the year ended December 31, 2004 to $13,105, from $288,255 for year ended December 31, 2003. The Company issued four consultants 704,142 shares of common stock valued at $13,013 for consulting fees. For the year ended December 31, 2003 the Company issued a consultant 9,270,000 shares of common stock value at $270,710.

Depreciation expense for the year ended December 31, 2004 was $19,480 Compared to $17,460 for the year ended December 31, 2003.

Liquidity and Capital Resources

Our working capital deficit at December 31, 2004 was $190,855. Net cash used in operations for the year ended December 31, 2004 was $(5,597) compared to net cash used of $(15,382) for the year ended December 31, 2003 a decrease of $9,785. During the year ended December 31, 2004 the Company issued Common Stock valued at $13,016 for consulting fees. Cash flows from financing activities for the year ended December 31, 2004 were $11,650, an officer of the Company paid bills on behalf of the Company. These advances are non interest bearing and are payable upon demand.

Since inception, we have funded our operations through the private placement of securities.

We have generated limited revenues from both premium services and advertising. These revenues have been sporadic and unpredictable. However in 2004 our activities have focused more upon the expansion of both advertising and our radio service. Our Plan of operation includes continuing the development of our premium subscriber services, the execution and development of our premium subscribers services and adding radio stations and other distribution outlets.

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

The Company will endeavor to develop successful broadcasting, publishing, media and related businesses and ventures. The Company is essentially an online web-based and offline content provider. The flagship division of IBC News Network (fka OTCBB News Network) is focused on providing stock tips to paid subscribers, market commentary and other information critical to micro-cap stock investors. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a viable destination that generates revenue through subscriptions to the premium service and advertising/sponsorship fees.

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

IBC Radio Network is a 24/7 satellite-distributed radio service with a unique, all-talk format. One of the most popular shows is "STOCK TALK LIVE," a business radio talk show focused exclusively on continuous coverage of micro-cap stocks each and every stock market trading day. "STOCK TALK LIVE" is a major milestone not only for International Broadcasting Corporation but also for the financial media industry and business information consumers as a whole. There are other weekly and even daily short-length radio shows about tiny companies and stocks, but to the best of our knowledge, no one has ever done LIVE continuous coverage of micro-cap stocks each and every trading day from opening bell to the close. We believe STOCK TALK LIVE is the very first. Other shows include THE LOU GENTILE SHOW, TALK SHOW AMERICA, DREAMLAND WITH WHITLEY STRIEBER, FEET TO THE FIRE, THE BLACK NIGHT AND SQUIRE G SHOW, SOUND EXPLORER, JACK LANDMAN'S CYBERCITY RADIO, and THE SPACE SHOW. We have exclusive rights to these shows. Our audience is growing rapidly and we believe the radio service provides the most promise of the two divisions.

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

In 2005 our primary focus will be on the radio service and paid premium services.

The report of our independent registered Public Accounting Firm on our financial statements as of December 31, 2004 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of ($1,221,741). We anticipate that our use of cash will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, we will be unable to continue to implement our business plan and may be required to cease operations.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements for the financial statements included in Form 10-KSB


                        INTERNATIONAL BROADCASTING CORP.

                              FINANCIAL STATEMENTS


                                      INDEX



                                                             Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-1

FINANCIAL STATEMENTS:

Balance Sheet at December 31, 2004                                F-2

Statement of Operations for the years ended
December 31, 2004 and 2003                                        F-3

Statement of Stockholders' Deficit for the years ended
December 31, 2004 and 2003                                        F-4

Statement of Cash Flows for the years ended
December 31, 2004 and 2003                                        F-5

Notes to Financial Statements                                 F-6 to F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
International Broadcasting Corporation

We have audited the accompanying balance sheet of International Broadcasting Corporation as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing the standards of the Public Company Accounting Oversight Board in the (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the financial position of International Broadcasting Corporation as of December 31, 2004 the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception of $1,221,741 and has negative working capital of $190,855. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                    /s/Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants



New York, New York
April 5, 2005

                        INTERNATIONAL BROADCASTING CORP.
                                 BALANCE SHEET
                                DECEMBER 31, 2004


Current assets:
 Cash                                                    $    7,065
 Marketable securities                                       93,440
 Prepaid expenses                                            19,338
                                                          ---------

     Total current assets                                   119,843

Property and equipment, net                                  24,340
                                                          ---------
                                                         $  144,183
                                                          =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                   $   73,733
 Accrued wages                                              177,000
 Deferred revenue                                            37,415
 Due to related party                                        22,550
                                                          ---------
     Total current liabilities                              310,698


Stockholders' deficit:
 Common stock, $.0001 par value; 200,000,000
  shares authorized, 104,724,042 issued and
  outstanding                                                10,472
 Preferred stock, $.0001 par value; 10,000,000
  shares authorized, 0 issued and outstanding                  -
 Additional paid-in capital                                 998,014
 Accumulated other comprehensive income                      46,740
 Accumulated deficit                                     (1,221,741)
                                                          ---------
     Total stockholders' deficit                           (166,515)
                                                          ---------
                                                         $  144,183
                                                          =========



                 See accompanying notes to financial statements

                        INTERNATIONAL BROADCASTING CORP.
                            STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                      2004         2003
                                                   ----------    --------
Advertising and fee revenue                        $ 101,397   $  79,477
On-line movies                                         4,339       7,947
                                                    --------     --------
Total revenue                                        105,736      87,424
                                                    --------     --------

General and administrative                           291,288     272,806
Consulting fees                                       13,013     288,255
Depreciation and amortization                         19,480      17,460
                                                    --------     --------
Operating expenses                                   323,781     578,521
                                                    --------     --------
OPERATING LOSS                                      (218,045)   (491,097)

Other expenses:
Impairment of intangibles                               -         40,000
                                                    --------     --------
NET LOSS                                           $(218,045)  $(531,097)
                                                    ========    =========


NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED ...........                     $   (0.00)  $   (0.01)
                                                    ========    =========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      93,963,099   81,554,667
                                                  ==========   ==========



                 See accompanying notes to financial statements

                        INTERNATIONAL BROADCASTING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                       Common Stock                         Accumulated
                                  --------------------        Additional      Other
                                  Number of                    Paid in     Comprehensive    Accumulated
                                    Shares      Amount         Capital        Income          Deficit         Total
                                  ----------    -------       -----------  -------------    ------------    ---------
Balance December 31, 2002         79,149,900  $   7,915      $    385,717  $    (8,100)   $   (472,599)    $ (87,067)

Issuance of stock for
 consulting fees                   9,870,000        987           280,523         -               -          281,510

Comprehensive income
 Unrealized loss on marketable
  securities, net of tax                -          -                 -          (8,380)           -           (8,380)

 Net loss from operations               -          -                 -            -           (531,097)     (531,097)
                                                                                                            ---------
Total comprehensive income                                                                                  (539,477)
                                  -----------  --------       ------------  -----------     -----------     ----------
Balance December 31, 2003         89,019,900      8,902           666,240      (16,480)     (1,003,696)     (345,034)

Issuance of stock for
 consulting fees                     704,142         70            12,946         -               -           13,016

Issuance of common stock in
 lieu of accrued wage             15,000,000      1,500           318,828         -              -           320,328

Comprehensive income
Unrealized gain on marketable
 securities, net of tax                 -          -                 -          63,220           -            63,220

Net loss from operations                -          -                 -            -          (218,045)      (218,045)
                                                                                                            ---------
Total comprehensive income                                                                                  (154,825)
                                 -----------   --------       ------------  -----------     -----------     ----------
Balance December 31, 2004        104,724,042  $  10,472      $    998,014  $    46,740    $(1,221,741)     $(166,515)
                                 ===========   ========       ============  ===========    ============     ==========

                 See accompanying notes to financial statements

                        INTERNATIONAL BROADCASTING CORP.
                            STATEMENTS OF CASH FLOWS


                                                   Years Ended December 31,
                                                      2004         2003
                                                   ----------    --------
NET LOSS                                          $ (218,045)  $(531,097)

Adjustments used to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                        19,480      34,474
 Common stock issued for services                     13,016     281,510
 Loss on sale of marketable securities                 8,026     144,231
 Marketable securities received for
  services provided                                  (33,766)    12,500
 Impairment of intangible                               -        40,000
 Decrease in accounts receivable                        -         3,000
 Increase in prepaid expenses                        (19,338)      -
 Increase in deferred revenue                         37,415       -
 Increase in accounts payable and
  accrued wages                                      187,615       -
                                                   ---------    -------
     CASH USED IN OPERATING ACTIVITIES                (5,597)   (15,382)


CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party                              11,650     10,900
                                                   ---------    -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         11,650     10,900

NET INCREASE / (DECREASE) IN CASH                      6,053     (4,482)

CASH, beginning of year                                1,012      5,494
                                                   ---------    -------
CASH, end of year                                 $    7,065   $  1,012
                                                   =========    ========


Supplemental cash flow information:

 Unrealized gain (loss) on marketable
  securities                                      $   63,220   $ (8,380)
                                                   =========    ========
Common stock issued in lieu of accrued
 payroll                                          $  320,328   $    -
                                                   =========    ========


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

C. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, marketable securities, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

E. Recent Accounting Pronouncements
Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

H. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of December 31, 2004, the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholders' deficit.

I. Basis of Presentation - The Company has incurred operating losses since inception of $1,221,741 and has negative working capital of $190,855. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

K. Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. For the year ended December 31, 2003 the Company recorded an impairment of $40,000 for goodwill associated with its purchase of Cult Movies.com.

3. PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consists of the following:

Furniture, fixtures and equipment       $      28,852
Automobiles                                    67,000
                                        --------------
                                               95,852
Less accumulated depreciation                 (71,512)
                                        --------------
                                        $      24,340
                                        ==============

Depreciation expense for the years ended December 31, 2004 and 2003 were $19,480 and 19,474 respectively.

                     INTERNATIONAL BROADCASTING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. PREPAID EXPENSES

On November 22, 2004 the Company received prepaid advertising valued at $29,500 for advertising. In exchange the Company agreed to provide $29,500 of advertising. The Company is amortizing the Prepaid amortizing over the useful life which is 90 days. As of December 31, 2004 the Company recorded amortization of $10,162. The Company is accounting for this transaction in accordance with Emerging Issues Task Force No. 99-17. " Accounting for Advertising Barter Transactions."

5. DUE TO RELATED PARTY

During the year ended December 31, 2004 Company's President and an Officer of the Company advanced the Company $22,500 to cover certain expenses. This advance is non-interest bearing and is payable upon demand.


6. STOCKHOLDERS' DEFICIT

The Board of directors is authorized, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series. The directors may fix rights, preferences and privileges of the shares of each series. No shares have been issued as of December 31, 2004.

During the year ended December 31, 2004 the Company issued 704,142 shares of common stock for services rendered. The value of these shares is $13,016 or approximately $.018 per share which was the fair market value on the date of issuance.

The Company issued a total of 15,000,000 shares of common stock valued at $320,328 the fair market value on the date of issuance. The stock was issued to its President, Vice President and Secretary in lieu if of $320,328 of accrued salary.

During the year ended December 31, 2003 the Company issued 9,570,000 shares of common stock pursuant to form S-8 to four consultants for services rendered. The value of these shares is $275,210 or approximately $.03 per share which was the fair market value on the date of issuance. The Company issued an additional 300,000 shares of common stock to two consultants valued at $6,300 or approximately $.02 per share which was the fair market value on the date of issuance.


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

The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of December 31, 2004 no options have been granted under the 2001 stock option plan.

8. INCOME TAXES

The components of the Company's tax provision for the years ended December 31, 2004 and 2003 were as follows:

                                                Year Ended December 31, 2004
                                           -------------------------------------
                                               2004                   2003
                                           --------------         --------------
Current income tax expense                 $           -          $           -
Deferred income tax (benefit)                          -                      -
                                           --------------         --------------
                                           $           -          $           -
                                           ==============         ==============

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                              Year Ended December 31, 2004
                                                  ---------------------------------------------------
                                                           2004                        2003
                                                  -----------------------      ----------------------
Net operating loss carryforwards                  $              100,000       $             199,000
Accrued Expenses                                                  98,000                      69,000
                                                  -----------------------      ----------------------
Gross deferred income tax assets                                 198,000                     268,000

Deferred income tax asset valuation
  allowance                                                     (198,000)                   (268,000)
                                                  -----------------------      ----------------------
Net deferred income tax assets                    $                    0       $                   -
                                                  =======================      ======================


Net operating loss carryforwards totaled approximately $250,000 at December
31, 2004. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2004 and 2003, due to the uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2004 and 2003:


                                                              Year Ended December 31, 2004
                                                     -------------------------------------------------
                                                             2004                       2003
                                                     ----------------------     ----------------------
Tax expense (benefit) at federal rate (34%)          $            (74,000)      $            (181,000)
Nondeductible expenses                                             15,000                     105,000
State Income Tax                                                  (11,000)                     (9,000)
Income Tax Benefit Not Utilized                                         -                      85,000
Change in valuation allowance                                      70,000                           -
                                                     ----------------------     ----------------------
Net income tax (benefit) allowance                   $                   -      $                   -
                                                     ======================     ======================


In the event of a substantial change in ownership of the Company, utilization of the Company's net operating loss carryforwards are limited in accordance with Internal Revenue Code
Section 382.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the board of directors and their terms of office are at the discretion of the board.

NAME                                AGE        POSITION
----                                ---        --------

Daryn P. Fleming                    40         President, CEO and Director

Darrell W. Nether                   47         Vice-President, COO and Director

Sandra S. Nether                    52         Secretary, Treasurer and Director



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


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during December 31, 2002, 2003 and 2004 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000:



                                 Fiscal
                                 Year                                  Other Annual     LTIP            All Other
 Name and Principal Position     Compensation    Salary       Bonus    Compensation     Options/ (#)     Payouts
 ----------------------------------------------------------------------------------------------------------------
 Daryn P. Fleming                 2004(1)               0       0           0             0       0        0
                                  2003(1)         $ 2,308       0           0             0       0        0
                                  2002(1)         $34,616       0           0             0       0        0



(1) Mr. Fleming's annual salary is $80,000. The Company has been recording the unpaid portion of his salary as accrued payroll.


                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the period of October 13, 2000 (inception) through December 31, 2004 to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000 during this period.



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


                          OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the year ended December 31, 2004 to
(i) our President and CEO and (ii) each of our executive officers who earned more than $100,000 during this period.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2004 there were an aggregate of 104,724,042 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2005, information known to us relating to the beneficial ownership of shares of common stock by:

- each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

- each Director;

- each Executive Officer; and

- all Executive Officers and Directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 5100 N. 27th Street, Suite #A-2, Lincoln, NE 68521.

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


 Name and Address of           Amount and Nature of          Percentage
 Beneficial Owner              Beneficial Ownership           of Class
 -------------------           --------------------          ----------
 Daryn P. Fleming                       42,450,602                40.5%
 Darrell W. Nether                       5,714,862                 5.5%
 Sandra S. Nether                        7,723,602                 7.4%
                               --------------------          ----------
 All officers and directors
 as a group (three persons)             55,889,066                53.4%
                               ====================          ==========

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2004 and 2003, the Company incurred the following fees for professional services rendered by the principal accountant:


                                                2004                   2003
                                              -------                -------

Fees for audit services                      $ 16,000                $13,500

Tax fees                                        1,500                  1,500


The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     INTERNATIONAL BROADCASTING CORPORATION



    Date: April 05, 2005                       By: /s/ Daryn P. Fleming
    --------------------                        ---------------------------
                                               Daryn P. Fleming, President