Form 10QSB
period 2005-03-31
INTERNATIONAL BROADCASTING CORP /NV/
filed 2005-05-23
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                 -----------------------------------------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission file number 333-67484
                        --------------------------------

                     INTERNATIONAL BROADCASTING CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 NEVADA                                     91-2101440
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


                 1818 W. Francis Avenue, #190, Spokane, WA 99205
              -----------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (509) 466-3413
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,724,042 shares of Common Stock as of May 17, 2005.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (unaudited) - March 31, 2005 ........................  3


         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2005 and 2004...............................  4


         Statements of Cash Flows (unaudited) for
         Three  Months Ended March 31, 2005 and 2004........................  5


         Notes to Financial Statements ..................................... 6-7


Item 2.  Management's Discussion and Analysis or Plan of
         Operation .........................................................8-10


Item 3. CONTROLS AND PROCEDURES ...........................................10-11



PART II. OTHER INFORMATION..................................................  12


Signatures .................................................................  13

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET

                                 March 31, 2005
                                   (Unaudited)


Current assets:
     Cash                                                           $     9,454
     Deferred barter credits                                             50,000
     Marketable securities                                               96,769
                                                                    ------------

         Total current assets                                           156,223

Property and equipment, net                                              19,470
                                                                    ------------
                                                                    $   175,693
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                          $    84,120
     Accrued wages                                                      221,250
     Deferred revenue                                                    33,054
     Deferred barter revenue                                             37,500
     Due to related party                                                22,550
                                                                    ------------
         Total current liabilities                                      398,474


Stockholders' deficit:
     Common stock, $.0001 par value; 200,000,000 shares
      authorized, 104,724,402 issued and outstanding                     10,472
     Preferred stock, $.0001 par value; 10,000,000 shares
      authorized, 0 issued and outstanding                                    -
     Additional paid-in capital                                         998,014
     Accumulated other comprehensive loss                                (4,864)
     Accumulated deficit                                             (1,226,403)
                                                                    ------------

         Total stockholders' deficit                                   (222,781)
                                                                    ------------
                                                                    $   175,693
                                                                    ============


                 See notes to consolidated financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                    2005                2004
                                               -------------       -------------

Advertising and fee revenue                    $     85,985        $     25,959
Barter revenue                                       12,500                   -
On-line movies                                            -               1,580
                                               -------------       -------------

Total revenue                                        98,485              27,539
                                               -------------       -------------

General and administrative                           97,754              70,253
Consulting fees                                           -               5,600
Depreciation and amortization                         4,870               4,870
                                               -------------       -------------

Operating expenses                                  102,624              80,723
                                               -------------       -------------

OPERATING LOSS                                       (4,139)            (53,184)

Other expenses:
Loss on sale of marketable securities                   523                   -
                                               -------------       -------------

NET LOSS                                       $     (4,662)       $    (53,184)
                                               =============       =============

Other comprehensive (loss):
Unrealized holding loss, net of tax                  (6,864)                  -

                                               -------------       -------------
Comprehensive loss                             $    (11,526)       $          -
                                               =============       =============

NET LOSS PER COMMON SHARE
        BASIC AND DILUTED                      $      (0.00)       $      (0.00)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING BASIC AND DILUTED           104,724,042          89,108,789
                                               =============       =============

                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                        March 31,
                                                                2005                2004
                                                            -------------       -------------
NET LOSS                                                    $    (4,662)        $    (53,184)
                                                            -------------       -------------

Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                               4,870                4,870
       Common stock issued for services                               -                5,600
       Unrealized loss on marketable securities                  (6,864)                   -
       Barter revenue earned                                    (12,500)                   -
       Decrease in prepaid advertising                           19,339                    -
       Marketable securities received for
        services provided                                       (59,991)                   -
       Loss on sales of marketable securities                       523                    -
       Decrease in deferred revenue                              (4,361)                   -
       Increase in accounts payable and
        accrued wages                                            54,636               32,557
                                                            -------------       -------------

     CASH USED IN OPERATING ACTIVITIES                           (9,010)             (10,157)
                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities                  11,400                    -
                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party                                              -               11,650
                                                            -------------       -------------


    Net CASH PROVIDED BY FINANCING ACTIVITIES                         -               11,650
                                                            -------------       -------------


NET INCREASE IN CASH                                              2,390                1,493

CASH, beginning of period                                         7,064                1,012

                                                            -------------       -------------
CASH, end of period                                         $     9,454         $      2,505
                                                            =============       =============

Supplemental cash flow information:
       Unrealized Gain (Loss) on marketable securities      $         -         $      2,519
                                                            =============       =============

       Barter credits received for prepaid advertising      $    50,000         $          -
                                                            =============       =============

                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and periods presented. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2004


2.   BUSINESS

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

4.   Barter Transactions

Deferred barter credits relate to barter credits received by the Company in exchange for advertising services provided through the Company's various media resources. Barter expenses reflect the expenses incurred in generating barter revenue they are an offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, The Company received $100,000 of barter credits which expire one year from the date of issuance. The Company has recorded a valuation allowance of 50% on the barter credits to accurately reflect their fair market value. Barter revenues totaled $12,500 for the three months ended March 31, 2005.


5.   MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale with unrealized gains and losses reported in stockholders' deficit and are stated at fair value. As of March 31, 2005 the Company has recorded $4,864 as unrealized losses on marketable securities.


6. PROPERTY AND EQUIPMENT

At March 31, 2005 property and equipment consisted of the following:

                                      Estimated life       Amount
                                      --------------   -------------
Furniture, fixtures and equipment        5 years       $     95,652
Less: Accumulated depreciation                              (76,182)
                                                       --------------
                                                       $     19,470
                                                       ==============


7. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.


8. WARRANTS AND OPTIONS

We have issued and outstanding warrants to purchase a total of 10,566,600 shares of our common stock, including:

Series A warrants to purchase up to 2,113,320 shares of our common stock at an exercise price of $0.25 per share,

Series B warrants to purchase up to 5,283,300 shares of our common stock at an exercise price of $0.37 per share, and

Series C warrants to purchase up to 3,169,980 shares of our common stock at an exercise price of $0.50 per share.

The warrants expire on April 25, 2006. The warrant exercise price will be subject to adjustment in the event of stock splits, dividends and similar events. Other than the exercise price, all series of the warrants are identical. We may call any warrant series or all of the warrants at any time upon 15 days prior written notice at a call price of $.0001 per share if the average closing price of our common stock should be at or above $1.00 per share for 10 consecutive trading days. Warrant holders will have this 15 day period during which to exercise the warrants so called. In the event the warrants which have been called are not exercised during this 15 day period, the warrant holder will receive the call price and the warrants will expire.

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


Results of Operations

Advertising and fee revenue increased to $85,985 for the three months ended March 31, 2005 from $25,959 for the three months ended March 31, 2004 an increase of $60,026. The increase was due to increased efforts on the part of management.

Barter Revenue increased to $12,500 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. In February 2005 the Company received $100,000 of barter credit which expire one year from the date of issuance. The Company has recorded a valuation allowance of 50% on the barter credits. The Company is recognizing barter revenue over the period when the services are performed.

General and administrative costs increased to $97,754 for the three months ended March 31, 2005 from $70,253 for the three months ended March 31, 2004 an increase of $27,501. The increase was primarily due to an increase in advertising of $17,403 and $10,988 of penalties on payroll taxes.

Consulting fees decreased for the three months ended March 31, 2005 to $0, from $5,600 for the three months ended March 31, 2004. For the three month's ended March 31, 2004 the Company paid a consultant for web-site development.

Depreciation expense for the three months ended March 31, 2005 was $4,870 compared to $4,870 for the for the three months ended March 31, 2004.

Our working capital deficit at March 31, 2005 was $242,251. Net cash used in operations for the three months ended March 31, 2005 was $9,010 compared to net cash used of $10,157 for the three months ended March 31, 2004 a decrease of $1,147. Cash from investing activities were $11,400 for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2004. Cash flows from financing activities for the three months ended March 31, 2004 and 2005 were 0 and $11,650, an officer of the Company paid bills on behalf of the Company. These advances are non-interest bearing and are payable upon demand.

Since inception, we have funded our operations through the private placement of securities.

We have generated limited revenues from both premium services and advertising. These revenues have been sporadic and unpredictable. Our activities have been limited to start-up activities that include the continued development of a business plan and the initial activities involved in the launching of our radio service and web sites and beginning development of our advertising plan. Working capital to fund our operations has been generated from the proceeds of approximately $236,000 received by us from the private placement of our securities. During fiscal 2005 our plan of operation includes completing the development of our advertising plan and premium subscriber services, as well as the launch of at least one additional web site.

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

The Company will endeavor to develop successful publishing, media and broadcasting related businesses and ventures. The Company is essentially an online web-based and offline content provider. The flagship division of IBC News Network (fka OTCBB News Network) consists of two different services, 1) an e-mail based Premium Service focused on providing stock tips to paid subscribers, 2) a press release and news distribution service focused on providing timely financial news, market commentary and other information critical to micro-cap stock investors. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a visible destination that generates revenue through subscriptions to the premium service, advertising/sponsorship fees and news distribution fees.

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

The report of our independent auditors on our financial statements as of December 31, 2004 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,226,403 as of March 31, 2005. We anticipate that our use of cash requirements will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, we will be unable to continue to implement our business plan and may be required to cease operations.


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



                                        International Broadcasting Corporation
                                        ----------------------------------------


DATE: May 23, 2005                 BY:  /s/ Daryn P. Fleming
                                        ----------------------------------------
                                        Chief Executive Officer,
                                        President, Director and
                                        Chief Accounting Officer