Form 10QSB
period 2005-06-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2005-08-23
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                 -----------------------------------------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of 105,094,042 shares of Common Stock as of August 7, 2005.

                                      INDEX



PART 1.  FINANCIAL INFORMATION




Item 1.  Financial Statements


         Balance Sheet (unaudited) - June 30, 2005 ........................  3


         Statements of Operations (unaudited) for the Three and Six
         Months Ended June 30, 2005 and 2004...............................  4


         Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2005 and 2004...........................  5


         Notes to Financial Statements .................................... 6-7




Item 2.  Management's Discussion and Analysis or Plan of
         Operation ........................................................ 7-9




Item 3. CONTROLS AND PROCEDURES ...........................................  9





PART II. OTHER INFORMATION................................................. 10


Signatures

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


Current assets:
     Cash                                                         $       1,729
     Deferred barter credits                                             50,000
     Marketable securities                                               81,454
                                                                  --------------

         Total current assets                                           133,183

Property and equipment, net                                              14,600
                                                                  --------------

                                                                  $     147,783
                                                                  ==============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                        $     111,343
     Accrued wages                                                      265,410
     Deferred revenue                                                    49,068
     Due to related party                                                22,550
                                                                  --------------

         Total current liabilities                                      448,371


Stockholders' deficit:
     Preferred stock, $.0001 par value; 10,000,000 shares
      authorized, 0 issued and outstanding                                    -
     Common stock, $.0001 par value; 200,000,000 shares
      authorized, 105,094,042 issued and outstanding                     10,509
     Additional paid-in capital                                       1,001,308
     Accumulated other comprehensive loss                               (68,285)
     Accumulated deficit                                             (1,244,120)
                                                                  --------------

         Total stockholders' deficit                                   (300,588)
                                                                  --------------

                                                                  $     147,783
                                                                  ==============


                 See notes to consolidated financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           For the Three Months Ended                     For the Six Months
                                                   June 30,                                 Ended June 30,
                                            2005              2004                      2005             2004
                                        -------------     --------------             ------------     -----------
Advertising and fee revenue             $     45,777      $      15,671              $   131,762      $   41,630
Barter revenue                                12,500                  -                   25,000               -
On-line movies                                     -              1,318                        -           2,898
                                        -------------     --------------             ------------     -----------

Total revenue                                 58,277             16,989                  156,762          44,528
                                        -------------     --------------             ------------     -----------

General and administrative                    67,824             54,425                  165,578         124,673
Consulting fees                                3,300                777                    3,300           6,377
Depreciation and amortization                  4,870              4,870                    9,740           9,740
                                        -------------     --------------             ------------     -----------

Operating expenses                            75,994             60,072                  178,618         140,790
                                        -------------     --------------             ------------     -----------

OPERATING LOSS                               (17,717)           (43,083)                 (21,856)        (96,262)

Other expenses:
Loss on sale of marketable securities              -                  -                      523               -
                                        -------------     --------------             ------------     -----------

NET LOSS                                $    (17,717)     $     (43,083)             $   (22,379)     $  (96,262)
                                        =============     ==============             ============     ===========

NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED                    $ (0.00)           $ (0.00)                 $ (0.00)        $ (0.00)
                                        =============     ==============             ============     ===========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING Basic and Diluted    104,978,931         89,236,718              104,851,486      89,177,173
                                        =============     ==============             ============     ===========


                 See accompanying notes to financial statements

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                            2005                 2004
                                                                      -----------------      --------------
NET LOSS                                                              $        (22,379)      $     (96,262)
                                                                      -----------------      --------------

Adjustments used to reconcile net loss to net cash used
in operating activities:
          Depreciation and amortization                                          9,740               9,740
          Common stock issued for services                                       3,330               6,377
          Barter revenue earned                                                (25,000)                  -
          Decrease in prepaid advertising                                       19,339                   -
          Marketable securities received for services provided                (112,346)                 -
          Increase (decrease) in deferred revenue                              (13,410)              1,250
          Increase in accounts payable and
           accrued wages                                                       123,468              71,450
          Loss on sale of marketable securities                                    523                   -
                                                                      -----------------      --------------

     CASH (USED IN) OPERATING ACTIVITIES                                       (16,735)              (7,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                                     11,400                   -
                                                                      -----------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party                                                             -              11,650
                                                                      -----------------      --------------


    Net CASH PROVIDED BY FINANCING ACTIVITIES                                        -              11,650
                                                                      -----------------      --------------

NET INCREASE / (DECREASE) IN CASH                                               (5,335)              4,205

CASH, beginning of period                                                        7,064               1,012
                                                                      -----------------      --------------
CASH, end of period                                                   $          1,729       $       5,217
                                                                      =================      ==============

Supplemental cash flow information:
          Unrealized Gain (Loss) on marketable securities             $        (68,285)      $       2,519
                                                                      =================      ==============


          Barter credits received for prepaid advertising             $         50,000       $           -
                                                                      =================      ==============


                 See notes to accompanying financial statements

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and periods presented. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2004


2. BUSINESS

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


4. BARTER TRANSACTIONS

Deferred barter credits relate to barter credits received by the Company in exchange for advertising services provided through the Company's various media resources. Barter expenses reflect the expenses incurred in generating barter revenue they are an offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, The Company received $100,000 of barter credits which expire one year from the date of issuance. The Company has recorded a 50% impairment to the Barter credits to accurately reflect their fair market value. Barter revenues totaled $12,500 and $25,000 for the three and six months ended June 30, 2005, respectively.


5. MARKETABLE SECURITIES

The Company's investment in marketable securities are held for an indefinite period and thus are classified as available for sale with unrealized gains and losses reported in stockholders' deficit and are stated at fair value. As of June 30, 2005 the Company has recorded $68,285 as unrealized losses on marketable securities.

6. PROPERTY AND EQUIPMENT

At June 30, 2005 property and equipment consisted of the following:

                                      Estimated life       Amount
                                      --------------   -------------
Furniture, fixtures and equipment        5 years       $     95,652
Less: Accumulated depreciation                              (81,052)
                                                       --------------
                                                       $     14,600
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

The warrants expire on April 25, 2006. The warrant exercise price will be subject to adjustment in the event of stock splits, dividends and similar events. Other than the exercise price, all series of the warrants are identical. We may call any warrant series or all of the warrants at any time upon 15 days prior written notice at a call price of $.0001 per share if the average closing price of our common stock should be at or above $1.00 per share for 10 consecutive trading days. Warrant holders will have this 15 day period during which to exercise the warrants so called. In the event the warrants which have been called are not exercised during this 15 day period, the warrant holder will receive the call price and the warrants will expire. The warrants were issued as part of units in the Company's private placement dated June 30, 2001.




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


Results of Operations

Advertising and fee revenue increased to $45,777 for the three months ended June 30, 2005 from $15,671 for the three months ended June 30, 2004 an increase of $30,106. Advertising and fee revenue increased to $131,762 for the six months ended June 30, 2005 from $41,630 for the six months ended June 30, 2004 an increase of $90,132. The increase was due to increased efforts on the part of management to obtain new advertisers.

Barter Revenue increased to $12,500 and $25,000 for the three and six months ended June 30, 2005 from $0 for the three and six months ended June 30, 2004. In February 2005 the Company received $100,000 of barter credit which expire one year from the date of issuance. The Company has recorded a 50% impairment on the barter credits. The Company is recognizing barter revenue over the period when the services are performed.

General and administrative costs increased to $67,824 for the three months ended June 30, 2005 from $54,425 for the three months ended June 30, 2004 an increase of $19,999. General and administrative costs increased to $165,578 for the six months ended June 30, 2005 from $124,673 for the six months ended June 30, 2004 an increase of $40,905. The increase was primarily due to an increase of $25,274 on penalties of payroll taxes.

Consulting fees increased for the three months ended June 30, 2005 to $3,300, from $777 for the three months ended June 30, 2005. Consulting fees decreased for the six months ended June 30, 2005 to $3,300, from $6,677 for the six months ended June 30, 2004. During the three months ended June 30, 2005 the Company paid a consultant $3,300 in common stock for accounting services.

Depreciation expense for the three and six months ended June 30, 2005 was $4,870 and $9,740 compared to $4,870 and $9,740 for the for the three and six months ended June 30, 2004.

Our working capital deficit at June 30, 2005 was $315,188. Net cash used in operations for the six months ended June 30, 2005 was $16,735 compared to net cash used of $7,445 for the six months ended June 30, 2004 a decrease of $9,290. Cash from investing activities was $11,400 for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2004. Cash flows from financing activities for the six months ended June 30, 2005 and 2004 were $0 and $11,650, an officer of the Company paid bills on behalf of the Company. These advances are non-interest bearing and are payable upon demand.

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

The Company will endeavor to develop successful publishing, media and broadcasting related businesses and ventures. The Company is essentially an online web-based and offline content provider. The flagship division of IBC News Network (f/k/a OTCBB News Network) consists of two different services, (1) an e-mail based Premium Service focused on providing stock tips to paid subscribers, (2) a press release and news distribution service focused on providing timely financial news, market commentary and other information critical to micro-cap stock investors. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a visible destination that generates revenue through subscriptions to the premium service, advertising/sponsorship fees and news distribution fees.

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

The report of our independent auditors on our financial statements as of December 31, 2004 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,244,119 as of June 30, 2005. We anticipate that our use of cash requirements will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, we will be unable to continue to implement our business plan and may be required to cease operations.


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



                                        International Broadcasting Corporation
                                        ----------------------------------------


DATE: August 22, 2005              BY:  /s/ Daryn P. Fleming
                                        ----------------------------------------
                                        Chief Executive Officer,
                                        President, Director and
                                        Chief Accounting Officer