Form 10QSB
period 2005-09-30
INTERNATIONAL BROADCASTING CORP /NV/
filed 2006-01-13
CIK 1156390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                 -----------------------------------------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of 138,094,042 shares of Common Stock as of December 9, 2005.

                                      INDEX





PART 1.  FINANCIAL INFORMATION






Item 1.  Financial Statements


         Balance Sheet (unaudited) - September 30, 2005 ...................  3


         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2005 and 2004 .........................  4


         Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 2005 and 2004 ....................  5


         Notes to (unaudited) Financial Statements ........................ 6-8


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ........................................................ 8-9


Item 3. CONTROLS AND PROCEDURES ........................................... 10


PART II. OTHER INFORMATION ................................................ 10


Signatures

                     INTERNATIONAL BROADCASTING CORPORATION

                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


Current assets:
     Cash                                                         $       2,219
     Marketable securities                                               82,668
                                                                  --------------

         Total current assets                                            84,887

Property and equipment, net                                               9,731
                                                                  --------------

                                                                  $      94,618
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                        $     140,964
     Accrued wages                                                      127,410
     Deferred revenue                                                    27,263
     Due to related party                                                25,350
                                                                  --------------

         Total current liabilities                                      320,987


Stockholders' deficit:
     Preferred stock, $.0001 par value; 10,000,000 shares
         authorized, 0 shares issued and outstanding                          -
     Common stock, $.0001 par value; 200,000,000 shares
         authorized, 138,094,042 issued and outstanding                  13,809
     Additional paid-in capital                                       1,196,007
     Accumulated other comprehensive loss                              (101,733)
     Accumulated deficit                                             (1,334,452)
                                                                  --------------

         Total stockholders' deficit                                   (226,369)
                                                                  --------------

                                                                  $      94,618
                                                                  ==============


           See accompanying notes to (unaudited) financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the Three Months Ended              For the Nine Months
                                                    September 30,                    Ended September 30,
                                               2005              2004               2005             2004
                                           -------------     --------------      ------------     -----------
Advertising and fee revenue                $     46,097      $      15,525       $   177,859      $   57,155
Barter revenue                                        -                  -            25,000               -
On-line movies                                        -                880                 -           3,778
                                           -------------     --------------      ------------     -----------

Total revenue                                    46,097             16,405           202,859          60,933
                                           -------------     --------------      ------------     -----------

General and administrative                      122,544             63,772           288,122         188,445
Consulting fees                                       -                548             3,300           6,925
Depreciation and amortization                     4,870              4,874            14,610          14,610
                                           -------------     --------------      ------------     -----------

Operating expenses                              127,414             69,194           306,032         209,980
                                           -------------     --------------      ------------     -----------

OPERATING LOSS                                  (81,317)           (52,789)         (103,173)       (149,047)

Other expenses:
Loss on sale of marketable securities             9,015                  -             9,538               -
                                           -------------     --------------      ------------     -----------

NET LOSS                                   $    (90,332)     $     (52,789)      $  (112,711)     $ (149,047)
                                           =============     ==============      ============     ===========

NET LOSS PER COMMON SHARE -
        BASIC AND DILUTED                  $      (0.00)     $       (0.00)      $     (0.00)     $    (0.00)
                                           =============     ==============      ============     ===========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING Basic and Diluted       111,327,375         92,770,850       107,012,855      90,384,152
                                           =============     ==============      ============     ===========





           See accompanying notes to (unaudited) financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Nine Months Ended
                                                                                        September 30,
                                                                                 2005                 2004
                                                                           -----------------      --------------
CASH FLOWS PROVIED BY OPERATION ACTIVITIES:
Net loss                                                                   $       (112,711)      $    (149,047)
                                                                           -----------------      --------------

Adjustments used to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                        14,610              14,612
                Marketable securities received for services provided               (149,672)            (20,000)
                Common stock issued for services                                      3,330               6,925
Changes in assets and liabilities:
                Decrease in prepaid advertising                                      19,339                   -
                Increase (decrease) in deferred revenue                             (10,152)             16,668
                Increase in accounts payable and accrued wages                      215,642             119,017
                                                                           -----------------      --------------


     CASH USED IN OPERATING ACTIVITIES                                              (19,614)            (11,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securites                                                         11,968               5,977
                                                                           -----------------      --------------
    Net CASH PROVIDED BY INVESTING ACTIVITIES                                        11,968               5,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party                                                              2,800              11,650
                                                                           -----------------      --------------
    Net CASH PROVIDED BY FINANCING ACTIVITIES                                         2,800              11,650
                                                                           -----------------      --------------

NET INCREASE / (DECREASE) IN CASH                                                    (4,846)              5,802

CASH, beginning of period                                                             7,065               1,012
                                                                           -----------------      --------------
CASH, end of period                                                        $          2,219       $       6,814
                                                                           =================      ==============

Supplemental cash flow information:
                Unrealized Loss on marketable securities                   $       (101,733)      $      (3,150)
                                                                           =================      ==============

                Barter credits received for prepaid advertising            $        100,000       $           -
                                                                           =================      ==============

                Common Stock issued for accrued payroll                    $        198,000       $     320,329
                                                                           =================      ==============



           See accompanying notes to (unaudited) financial statements.

                     INTERNATIONAL BROADCASTING CORPORATION

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements (unaudited) for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and periods presented. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial information and footnotes thereto included in the International Broadcasting Corporation (IBC or the Company) audited financial statements for the year ended December 31, 2004


2. BUSINESS

International Broadcasting Corporation, Inc. (the Company) was incorporated in Nevada on October 13, 2000. The Company is a web-based provider of original, timely, comprehensive financial news commentary and information. The Company is also a radio broadcaster, offering financial news, paranormal, spiritual, health, politics, and other content.


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


4. BARTER TRANSACTIONS

Deferred barter credits relate to barter credits received by the Company in exchange for advertising services provided through the Company's various media resources. Barter expenses reflect the expenses incurred in generating barter revenue they are an offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable. The Company received $100,000 of barter credits which were to expire one year from the date of receipt. The Company recorded a 50% impairment at the time of receipt so the barter credits would more accurately reflect their fair market value. Barter revenues totaled $25,000 for the nine months ended September 30, 2005. In the three months ended September 30, 2005, the Company determined there was no future value for the barter credits and fully impaired the remaining asset.


5. MARKETABLE SECURITIES

MARKETABLE EQUITY SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified certain of its investments as trading securities which are reported at fair value, which is defined to be the last closing price for the listed securities. The unrealized gains and losses which the Company recognizes from its trading securities are included in earnings. The Company also has investments classified as available-for-sale, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2005 are as follows:

         Available-for-sale securities:
           Cost .............................................  $ 184,401
           Unrealized loss ..................................   (101,733)
                                                                 -------

         Marketable equity securities classified as current .  $ 82,668
                                                                 =======

         Losses from trading securities that were included in earnings for the nine months ended September 30, 2005:

                                                   2005
                                                ---------

         Realized loss ......................   $  9,538
                                                =========

6. PROPERTY AND EQUIPMENT

At September 30, 2005 property and equipment consisted of the following:

                                      Estimated life       Amount
                                      --------------   -------------
Furniture, fixtures and equipment        5 years       $     95,652
Less: Accumulated depreciation                              (85,921)
                                                       --------------
                                                       $     9,731
                                                       ==============

7. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

8. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005 the Company paid a consultant $3,300 in common stock for accounting services.

During the nine months ended September 30, 2005 the Company issued a total of 33,000,000 shares of common stock to three individuals for accrued salary of $198,000. The common stock was valued at the fair market value on the date of issuance.

9. WARRANTS AND OPTIONS

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

10. SUBSEQUENT EVENTS

In December 2005 the Company converted $10,000 of accounts payable into a convertible promissory note due March 31, 2006. The convertible notes bears interest at a rate of 10% and is convertible into 4.99% of the common stock of the Company

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Advertising and fee revenue increased to $46,097 for the three months ended September 30, 2005 from $15,525 for the three months ended September 30, 2004 an increase of $30,572. Advertising and fee revenue increased to $177,859 for the nine months ended September 30, 2005 from $57,155 for the nine months ended September 30, 2004 an increase of $120,704. The increase was attributable to increased efforts on the part of management to obtain new advertisers.

Barter revenue increased to $25,000 for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. In February 2005 the Company received $100,000 of barter credits which were to expire one year from the date of receipt. The Company recorded a 50% impairment on the barter credits, at the time of recept. During the three months ended September 30, 2005, the Company determined there was no remaining value for the barter credits and fully impaired the remaining asset.

General and administrative expenses increased to $122,544 for the three months ended September 30, 2005 from $63,772 for the three months ended September 30, 2004 an increase of $58,772. General and administrative expenses increased to $288,122 for the nine months ended September 30, 2005 from $188,445 for the nine months ended September 30, 2004 an increase of $99,677. The increase was primarily due to an increase of $43,842 on penalties of payroll taxes.

Consulting fees for the three months ended September 30, 2005 were $0, from $548 for the three months ended September 30, 2004. Consulting fees decreased for the nine months ended September 30, 2005 to $3,300, from $6,925 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Company paid a consultant $3,300 in common stock for accounting services.

Depreciation expense for the three and nine months ended September 30, 2005 was $4,870 and $14,610 compared to $4,874 and $14,612 for the for the three and nine months ended September 30, 2004.

Our working capital deficit at September 30, 2005 was $236,100. Net cash used in operations for the nine months ended September 30, 2005 was $19,614 compared to net cash used of $11,825 for the nine months ended September 30, 2004 an increase of $7,789. Cash from investing activities was $11,968 for the nine months ended September 30, 2005 compared to $5,977 for the nine months ended September 30, 2004. Cash flows from financing activities for the nine months ended September 30, 2005 and 2004 were $2,800 and $11,650, officers of the Company paid bills on behalf of the Company. These advances are non-interest bearing and are payable upon demand.

In September 2005 the company issued a total of 33,000,000 shares of common stock to three individuals for accrued salary of $198,000. The Common Stock was valued at the fair market value on the date of issuance.

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

The Company will endeavor to develop successful publishing, media and broadcasting related businesses and ventures. The Company is essentially an online web-based and offline content provider. The flagship division of IBC News Network (f/k/a OTCBB News Network) consists of an e-mail based Premium Service focused on providing stock tips to paid subscribers. IBC News Network is a highly specialized news service that delivers business and financial news and information focusing exclusively on publicly-traded companies that fall into the micro-cap category. The goal is for the division to earn a reputation as an authoritative, independent, and unbiased news and information source on micro-cap stocks. The website is designed to become a visible destination that generates revenue through subscriptions to the premium service, and advertising/sponsorship fees.

IBC Radio Network is a 24/7 radio service with a unique, all-talk format. One of the most popular shows is STOCK TALK LIVE, a business radio talk show focused exclusively on continuous coverage of micro-cap stocks each and every stock market trading day. Stock Talk LIVE is a major milestone not only for International Broadcasting Corporation but also for the financial media industry and business information consumers as a whole. There are other weekly and even daily short-length radio shows about tiny companies and stocks, but to the best of our knowledge, no one has ever done LIVE continuous coverage of micro-cap stocks each and every trading day from opening bell to the close. We believe STOCK TALK LIVE is the very first. Other shows include TALK SHOW AMERICA, FEET TO THE FIRE, THE BLACK NIGHT AND SQUIRE G SHOW, and SOUND EXPLORER. Our audience is growing rapidly and we believe the radio service provides the most promise of all the divisions.


The report of our independent auditors on our financial statements as of December 31, 2004 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues and have an accumulated deficit of $1,334,452 as of September 30, 2005. We anticipate that our use of cash requirements will be substantial for the foreseeable future. We expect that funding for these expenditures will be available out of our future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If we do not obtain additional financing, we will be unable to continue to implement our business plan and may be required to cease operations.

On November 8, 2005, the Company announced that a private party was examining the Company for possible purchase. The Company felt that an 8-K filing was not necessary given the fact that both parties were simply exploring the opportunity and weighing the benefits for both parties, etc. The Company feels it was not provided with enough information and proper due diligence to go forward with the deal and that particular deal is no longer being considered. However, the Company is currently actively seeking sale and or merger with other parties. We are confident a deal can be reached to the satisfaction of both parties in early 2006. The Company seeks a sale for cash and a non-reporting publicly traded company.

On November 10, 2005, the Company announced that it had secured a radio station affiliate to carry our programming. The announcement was premature and was based upon a prospective sale of the radio station, which did not happen. We were forced to put out a press release retracting the radio station affiliate announcement by the current owner of that station. However, the material events and quotes in that press release were correct as announced.

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



                                        International Broadcasting Corporation
                                        ----------------------------------------


DATE: January 12, 2005             BY:  /s/ Daryn P. Fleming
                                        ----------------------------------------
                                        Chief Executive Officer,
                                        President, Director and
                                        Chief Accounting Officer